Form 10-Q
period 1994-01-08
GRAND UNION CO /DE/
filed 1994-02-22
CIK 316236

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


For the quarterly period ended January 8, 1994
                               ---------------

Commission File Number 33-59438
                       --------


                             THE GRAND UNION COMPANY
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                  22-1518276
                    --------                                  ----------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                    Identification No.)


  201 Willowbrook Boulevard, Wayne, New Jersey                7470-09660
  --------------------------------------------                ----------
    (Address of principal executive offices)                  (Zip Code)


                                  201-890-6000
                                  ------------
              (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X   .      No       .
                              -------          ------


   As of February 22, 1994, there were issued and outstanding 801.5 shares of the registrant's common stock.

                             THE GRAND UNION COMPANY
                             -----------------------

                                      INDEX


PART I - FINANCIAL INFORMATION (UNAUDITED)                              PAGE NO.
                                                                        --------

ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Statement of Operations - 12 and 40 weeks ended
January 8, 1994 and January 2, 1993                                        3

Consolidated Balance Sheet -  January 8, 1994 and
April 3, 1993                                                              4

Consolidated Statement of Cash Flows - 40 weeks ended
January 8, 1994 and January 2, 1993                                        5

Notes to Consolidated Financial Statements                               6 - 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.                                     8 - 11


PART II - OTHER INFORMATION

No item in PART II - OTHER INFORMATION is applicable.




All items which are not applicable or to which the answer is negative have been omitted from this report.




          The financial statements and related notes of Grand Union have not been separately presented herein since such financial statements reflect the accounts of Capital pushed down to the accounts of Grand Union, and consequently are substantially identical to the financial statements of Capital.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         GRAND UNION CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                 12 Weeks Ended                40 Weeks Ended
                                                                           ---------------------------   ---------------------------
                                                                            January 8,     January 2,     January 8,     January 2,
                                                                               1994           1993           1994           1993
                                                                           ------------   ------------   ------------   ------------
                                                                                                 (in thousands)
Sales                                                                        $583,492       $660,830     $1,904,359     $2,229,747
Cost of sales                                                                (412,347)      (477,654)    (1,358,498)    (1,605,528)
                                                                           ------------   ------------   ------------   ------------
Gross profit                                                                  171,145        183,176        545,861        624,219
Operating and administrative expense                                         (127,436)      (139,384)      (408,815)      (473,540)
Depreciation and amortization                                                 (18,285)       (19,047)       (59,369)       (62,292)
Recapitalization expense                                                            -              -              -         (3,516)
Interest expense:
  Debt:
    Obligations requiring current cash interest                               (29,648)       (27,133)       (98,216)       (76,022)
    Obligations requiring no current cash interest                             (8,286)        (7,063)       (26,751)       (36,180)
  Capital lease obligations                                                    (3,283)        (3,119)       (10,955)       (10,124)
  Amortization of deferred financing fees                                      (1,140)        (1,310)        (3,691)        (8,218)
                                                                           ------------   ------------   ------------   ------------
Loss before income taxes, extraordinary charge and
  cumulative effect of accounting change                                      (16,933)       (13,880)       (61,936)       (45,673)
Income tax provision                                                                -              -              -         (4,532)
                                                                           ------------   ------------   ------------   ------------
Loss before extraordinary charge and cumulative
  effect of accounting change                                                 (16,933)       (13,880)       (61,936)       (50,205)
Extraordinary charge relating to early extinguishment of debt                       -              -              -        (40,493)
Cumulative effect of accounting change                                              -              -        (30,308)             -
                                                                           ------------   ------------   ------------   ------------
Net loss                                                                      (16,933)       (13,880)       (92,244)       (90,698)
Accrued preferred stock dividends of Grand Union Holdings
  Corporation                                                                  (3,760)        (3,760)       (12,170)       (10,897)
                                                                           ------------   ------------   ------------   ------------
Net loss applicable to common stock                                          $(20,693)      $(17,249)     $(104,414)     $(101,595)
                                                                           ------------   ------------   ------------   ------------
                                                                           ------------   ------------   ------------   ------------


Other Data:
  Earnings before LIFO provision, depreciation and
   amortization, recapitalization expense, interest
   expense, income taxes, extraordinary charge and
   cumulative effect of accounting change (EBITDA)                            $43,509        $44,392       $137,654       $152,679
                                                                           ------------   ------------   ------------   ------------
                                                                           ------------   ------------   ------------   ------------




    See accompanying notes to consolidated financial statements (unaudited).

                         GRAND UNION CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)



                                                                                           January 8,            April 3,
                                                                                              1994                1993
                                                                                          ------------         ------------
                                                                                                   (in thousands)
ASSETS
Current assets:
  Cash and temporary cash investments                                                        $35,891              $26,186
  Receivables                                                                                 39,210               24,567
  Inventories                                                                                203,307              235,222
  Other current assets                                                                        16,549               16,141
                                                                                          ------------         ------------
    Total current assets                                                                     294,957              302,116
Property                                                                                     383,132              360,179
Goodwill, net of accumulated amortization of $69,982,000 and $57,723,000                     568,067              567,500
Beneficial leases, net of accumulated amortization of $26,218,000
  and $21,702,000                                                                             34,523               39,039
Deferred financing fees, net of accumulated amortization of
  $7,471,000 and $3,780,000                                                                   49,861               51,777
Other assets                                                                                  50,581               54,089
                                                                                          ------------         ------------
                                                                                          $1,381,121           $1,374,700
                                                                                          ------------         ------------
                                                                                          ------------         ------------

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Current maturities of long-term debt                                                          $458                 $466
  Current portion of obligations under capital leases                                          6,770                6,144
  Accounts payable and accrued liabilities                                                   239,613              239,567
                                                                                          ------------         ------------
    Total current liabilities                                                                246,841              246,177
                                                                                          ------------         ------------
Long-term debt                                                                             1,367,507            1,291,097
                                                                                          ------------         ------------
Obligations under capital leases                                                             111,844              104,791
                                                                                          ------------         ------------
Other liabilities                                                                            118,333              103,191
                                                                                          ------------         ------------

Commitments and contingencies


 Redeemable stock of Grand Union Holdings Corporation (liquidation
    preference $142,410,000 in aggregate)                                                    151,817              139,787
                                                                                          ------------         ------------
Stockholder's deficit:
  Common stock, $.01 par value; authorized, issued and outstanding
     1,000 shares                                                                                  1                    1
  Accumulated deficit                                                                       (615,222)            (510,344)
                                                                                          ------------         ------------
    Total stockholder's deficit                                                             (615,221)            (510,343)
                                                                                          ------------         ------------
                                                                                          $1,381,121           $1,374,700
                                                                                          ------------         ------------
                                                                                          ------------         ------------




    See accompanying notes to consolidated financial statements (unaudited).

                         GRAND UNION CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                                   40 Weeks Ended
                                                                                          ---------------------------------
                                                                                           January 8,           January 2,
                                                                                              1994                1993
                                                                                          ------------         ------------
                                                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net loss                                                                                  $(92,244)            $(90,698)
  Adjustments to reconcile net loss to net cash provided by
   (used for) operating activities:
    Extraordinary charge on early extinguishment of debt                                           -               40,493
    Cumulative effect of accounting change                                                    30,308                    -
    Depreciation and amortization                                                             59,369               62,292
    Noncash interest                                                                          26,751               36,180
    Amortization of deferred financing fees                                                    3,691                8,218
    Receivables                                                                              (14,643)              (5,608)
    Inventories                                                                               31,915              (10,741)
    Accounts payable and accrued liabilities                                                      46                8,806
    Income taxes payable                                                                           -               (1,644)
    Other                                                                                    (15,388)              (4,225)
                                                                                          ------------         ------------
 Net cash provided by operating activities                                                    29,805               43,073
                                                                                          ------------         ------------
INVESTMENT ACTIVITIES:
  Capital expenditures                                                                       (62,636)             (46,472)
  Disposals of property                                                                            -                1,307
  Prepayment under P&C Food Markets, Inc. operating agreement                                      -              (15,000)
  Refunded insurance deposits                                                                      -                9,814
                                                                                          ------------         ------------
 Net cash used for investment activities                                                     (62,636)             (50,351)
                                                                                          ------------         ------------
FINANCING ACTIVITIES:
  Proceeds from the issuance of long-term debt                                                50,011            1,266,169
  Obligations under capital leases discharged                                                 (5,184)              (3,794)
  Loan placement fees                                                                         (1,775)             (59,146)
  Retirement of long-term debt                                                                  (360)          (1,185,723)
  Purchase of redeemable stock of Grand Union Holdings Corporation                              (156)                   -
  Premiums on debt retirement                                                                      -              (24,086)
                                                                                          ------------         ------------
 Net cash provided by (used for) financing activities                                         42,536               (6,580)
                                                                                          ------------         ------------
Increase (decrease) in cash and temporary cash investments                                     9,705              (13,858)
Cash and temporary cash investments at beginning of period                                    26,186               48,957
                                                                                          ------------         ------------
Cash and temporary cash investments at end of period                                         $35,891              $35,099
                                                                                          ------------         ------------
                                                                                          ------------         ------------

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                     $74,587              $57,792
  Cash paid for income taxes                                                                       -                1,659
  Capital lease obligations incurred                                                          12,863               11,956
  Accrued dividends on preferred stock of Grand Union Holdings Corporation                    12,170               10,897





    See accompanying notes to consolidated financial statements (unaudited).

                         GRAND UNION CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF ACCOUNTING

     The accompanying interim consolidated financial statements of Grand Union Capital Corporation ("Capital" or the "Company") a wholly owned subsidiary of Grand Union Holdings Corporation ("Holdings"), have not been audited by independent accountants. However, in the opinion of management the results of operations include all adjustments, which (except for the matter discussed in Note 4) consist only of normal recurring adjustments, necessary for a fair presentation of operating results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Registration Statement on Form S-1. Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year. Results of operations for the 40 weeks ended January 8, 1994 include the reclassification of amounts, originally recorded during the 12 weeks ended October 16, 1993, totaling $5 million as a reduction of gross profit and a reduction of operating and administrative expense.


NOTE 2 - POSTRETIREMENT BENEFITS OTHER THAN PENSION

     The Company provides certain health care and life insurance benefits for substantially all of its full-time non-union employees and union employee groups. The Company's union employee groups are participants in multi-employer plans which require monthly contributions and which are not subject to the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS No. 106"). In the fiscal year ended April 3, 1993 the Company recognized $2,329,000 as an expense for postretirement health care and life insurance benefits for its non-union employees, as claims were incurred (pay-as-you-go basis). The Company's postretirement plans currently are not funded.

     Effective April 4, 1993, the Company adopted FAS No. 106, which requires the Company to accrue the estimated cost of retiree benefit payments during the years each employee provides services. The Company has elected to recognize the cumulative effect of this obligation, an increase in accrued postretirement benefit costs of $30,308,000 and a decrease in net earnings of $30,308,000 at April 4, 1993.

     The unfunded accumulated postretirement benefit obligation consists of the following at April 4, 1993 (in thousands):


 Retirees                                                               $16,523
 Fully eligible active plan participants                                  5,311
 Other active plan participants                                           8,474
                                                                        -------
                                                                        $30,308
                                                                        -------
                                                                        -------


     Net postretirement benefit cost for the 40 weeks ended January 8, 1994 consisted of the following components (in thousands):


 Service cost - benefits earned during the period                          $560
 Interest cost on accumulated postretirement benefit obligation           1,978
                                                                        -------
                                                                         $2,538
                                                                        -------
                                                                        -------


     The assumed health care trend cost rate used in measuring the accumulated postretirement obligation as of April 4, 1993 was 15% for associates pre-age 65 and ranges from 12% to 15% for associates post-age 65 for 1993, decreasing each successive year by 1% until the respective trend rates reach 6.5% after which the trend rate remains constant. An increase of 1% in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation and net postretirement health care cost by approximately $1,800,000 and $200,000, respectively. The assumed discount rate used in determining the accumulated postretirement benefit obligation and the interest cost component of the net periodic cost was 8%.


NOTE 3 - ACQUISITION OF LONG ISLAND STORES

     On October 18, 1993, The Grand Union Company ("Grand Union"), a wholly owned subsidiary of Capital, acquired five supermarket locations on Long Island from Foodarama Supermarkets, Inc. ("Foodarama") (the "Acquisition"). The cost of the Acquisition included cash consideration paid to Foodarama of approximately $16.1 million plus approximately $2.2 million for store inventory. The Acquisition was financed through the application of a portion of the proceeds from the private placement of $50,000,000 principal amount of 12 1/4% Senior Subordinated Notes Due July 15, 2002, Series A (the "Senior Subordinated Notes") on October 18, 1993. The Senior Subordinated Notes pay interest semi-annually on January 15 and July 15, beginning on January 15, 1994, and have been unconditionally guaranteed by Capital.


NOTE 4 - OTHER ITEMS

     Grand Union regularly records as reductions to cost of goods sold, and correspondingly deducts from payments to vendors, promotional allowances offered by vendors. During the current fiscal year, Grand Union recognized that its level of repayments of vendor allowances was greater than that customarily experienced by it. Beginning in the second quarter of the current fiscal year, Grand Union modified its procedures relating to the recording and deduction of promotional allowances. These changes are expected to improve the consistency of inter-period income recognition by reducing required adjustments to previously deducted amounts. As a result of these changes, the Company estimates that it experienced an increase in net loss of approximately $4.2 million during the 12 weeks ended October 16, 1993 and an increase in net loss of approximately $1.5 million during the 12 weeks ended January 8, 1994. Grand Union estimates that the impact of promotional allowance adjustments was to decrease net loss during the 16 weeks ended July 24, 1993 by $1.3 million. Accordingly, the estimated impact for the 40 weeks ended January 8, 1994 was an increase in net loss of approximately $4.4 million. Grand Union believes that the impact of promotional allowance adjustments was not material to prior years and will be minimal for periods subsequent to January 8, 1994.

     During the 12 weeks ended October 16, 1993, Grand Union recorded a credit to operating and administrative expense of $3.8 million resulting from a reduction in the Company's self insurance reserves.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following table sets forth certain statement of operations data.



                                                          12 Weeks Ended                               40 Weeks Ended
                                            ------------------------------------------   ------------------------------------------
                                                                           Pro Forma                                    Pro Forma
                                             January 8,     January 2,     January 2,     January 8,     January 2,     January 2,
                                                1994           1993         1993 (a)         1994           1993         1993 (a)
                                            ------------   ------------   ------------   ------------   ------------   ------------
                                                                               (dollars in millions)
Sales                                           $583.5         $660.8         $579.6       $1,904.4       $2,229.7       $1,958.6
Gross profit                                     171.1          183.2          161.9          545.9          624.2          552.9
Operating and administrative
    expense                                      127.4          139.4          120.2          408.8          473.5          409.4
Depreciation and amortization                     18.3           19.0           16.4           59.4           62.3           53.4
Recapitalization expense                           -              -              -              -              3.5            3.5
Interest expense                                  42.5           38.7           38.5          140.0          130.9          130.2
Income tax provision                               -              -              -              -              4.5            4.5
Extraordinary charge                               -              -              -              -             40.5           40.5
Cumulative effect of accounting
  change                                           -              -              -             30.3            -              -
Net loss                                          16.9           13.9           13.0           92.2           90.7           88.4
EBITDA                                            43.5           44.4           42.4          137.7          152.7          145.4
LIFO provision (income)                            (.2)            .6             .6             .6            2.0            2.0
Sales percentage increase (decrease):
  Including Southern Region
    in prior year                                (11.7)%         (2.5)%          N/A          (14.6)%         (3.5)%          N/A
  Excluding Southern Region
    in prior year                                   .7            N/A            N/A           (2.8)           N/A            N/A
Gross profit as a percentage of sales             29.3           27.7           27.9%          28.7           28.0           28.2%
Operating and administrative
  expense as a percentage of sales                21.8           21.1           20.7           21.5           21.2           20.9
EBITDA as a percentage of sales                    7.5            6.7            7.3            7.2            6.8            7.4


(a)  Pro Forma without the Southern Region.


RESULTS OF OPERATIONS
     Results for the 12 and 40 weeks ended January 8, 1994 were impacted by the disposal of the Company's Southern Region which was sold on March 29, 1993. The analysis and discussion presented below compares the operations for the 12 and 40 weeks ended January 8, 1994 with the pro forma operations for the 12 and 40 weeks ended January 2, 1993 excluding the Southern Region.

     Sales for the 12 and 40 weeks ended January 8, 1994 increased .7% and decreased 2.8%, as compared to the 12 and 40 weeks ended January 2, 1993, respectively. The sales increase for the current quarter results from the acquisition of five supermarkets on Long Island (see Liquidity and Capital Resources). In addition, sales performance during the current fiscal year has been adversely affected by continued unfavorable economic conditions and low food price inflation, partially offset by the favorable impact of the Company's expanded capital expenditure program which began after the recapitalization of Holdings in July 1992. Additionally, sales for the 40 weeks ended January 8, 1994 were impacted by a 22 day work stoppage, which ultimately affected sales in 61 Grand Union stores located in northern New Jersey, and in Orange and Rockland Counties, New York. Existing store sales, influenced by the same factors mentioned above, decreased 3.8% and 4.7% for the 12 and

40 weeks ended January 8, 1994, respectively.

     The increase in gross profit, as a percentage of sales, for the 12 and 40 weeks ended January 8, 1994 resulted from reduced product procurement costs and a reduction of the LIFO provision. As discussed in Note 4 to these financial statements, gross profit was reduced in the third quarter by $1.5 million and by $4.4 million in the 40 weeks ended January 8, 1994 due to the effect of promotional allowance adjustments.

     The increase in operating and administrative expense, as a percentage of sales, for the 12 and 40 weeks ended January 8, 1994 resulted primarily from an increase, as a percentage of sales, in store labor and fringe benefits, utilities expense and other fixed or semifixed expenses that increase as a percentage of sales in periods of stagnant sales. In addition, the work stoppage which occurred during the 40 weeks ended January 8, 1994, had a negative impact on operating and administrative expense as a percentage of sales due to the reduced sales during the work stoppage. The increase in operating and administrative expense for the 40 weeks ended January 8, 1994 was partially offset by a credit to operating and administrative expense of $3.8 million during the 12 weeks ended October 16, 1993 resulting from a reduction in the Company's self insurance reserves.

     Depreciation and amortization was $18.3 million and $59.4 million for the 12 and 40 weeks ended January 8, 1994 compared to $16.4 million and $53.4 million for the same periods of the prior year. The increases are attributable to the Company's expanded capital expenditure program which began after the recapitalization of Holdings in July 1992.

     Interest expense was $42.5 million and $140.0 million for the 12 and 40 weeks ended January 8, 1994 compared to $38.5 million and $130.2 million for the same periods of the prior year. The increases are primarily due to the increased level of debt outstanding during the respective periods this year, partially offset by the decrease in amortization of loan placement fees.

     There is no income tax provision for the 12 and 40 weeks ended January 8, 1994 and the 12 weeks ended January 2, 1993. The income tax provision for the 40 weeks ended January 2, 1993 represents state income taxes. The Company's state income tax obligation has been eliminated as a result of the recapitalization of Holdings.

     During the 40 weeks ended January 2, 1993, Holdings recorded $3.5 million relating to expenses incurred in connection with the recapitalization and an extraordinary charge of $40.5 million relating to early retirement of debt.

     During the 40 weeks ended January 8, 1994 the Company recorded a $30.3 million charge as the cumulative effect of an accounting change relating to the adoption of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". This charge represents the portion of future retiree benefit costs related to service already rendered by both active and retired employees up to the date of adoption. The effect of this charge on EBITDA (earnings before LIFO provision, depreciation and amortization, recapitalization expense, interest expense, income taxes, extraordinary charge and cumulative effect of accounting change) and net loss during the 40 weeks ended January 8, 1994 was not material.

     EBITDA was $43.5 million or 7.5% of sales and $137.7 million or 7.2% of sales for the 12 and 40 weeks ended January 8, 1994, respectively, compared to $42.4 million or 7.3% of sales and $145.4 million or 7.4% of sales for the 12 and 40 weeks ended January 2, 1993, respectively. The Company estimates that the 22 day work stoppage during the 40 weeks ended January 8, 1994 had the effect of reducing EBITDA by approximately $8.0 million as a result of lost sales, product losses and other costs associated with the work stoppage.

LIQUIDITY AND CAPITAL RESOURCES
     Resources used to finance significant expenditures for the 40 weeks ended January 8, 1994 and January 2, 1993 are reflected in the following table:



                                                                                  40 Weeks Ended
                                                                            ---------------------------
                                                                             January 8,     January 2,
                                                                                1994           1993
                                                                            ------------   ------------
                                                                                   (in millions)
Resources used:
  Capital expenditures                                                           $62.6          $46.5
  Debt repayment                                                                   5.5        1,189.5
  Loan placement fees                                                              1.8           59.1
  Purchase of redeemable stock of Grand Union Holdings Corporation                                        0.2            -
  Premiums on debt repayment                                                       -             24.1
  Prepayment under P&C Food Markets, Inc. operating agreement                      -             15.0
                                                                            ------------   ------------
                                                                                 $70.1       $1,334.2
                                                                            ------------   ------------
                                                                            ------------   ------------
Financed by:
  Debt incurred                                                                  $50.0       $1,266.2
  Operating activities, including cash and temporary cash investments             20.1           56.9
  Property disposals                                                               -              1.3
  Refunded insurance deposits                                                      -              9.8
                                                                            ------------   ------------
                                                                                 $70.1       $1,334.2
                                                                            ------------   ------------
                                                                            ------------   ------------



     During the 40 weeks ended January 8, 1994 funds for capital expenditures, debt repayment, loan placement fees and the purchase of redeemable stock of Holdings from former management investors of the Southern Region were principally obtained from cash provided by operating activities and from proceeds of the sale of $50 million principal amount of Senior Subordinated Notes. During the 40 weeks ended January 2, 1993 Holdings completed a recapitalization which included the refinancing of substantially all of its debt and the purchase of certain common stock and warrants to purchase common stock. As a result of the recapitalization, a prepayment of rent under the P&C Food Markets, Inc. operating agreement was required and certain cash insurance deposits were refunded. Funds for capital expenditures and operating activities were financed by additional borrowings, available cash and property disposals. Debt repayment for the 40 weeks ended January 8, 1994 and January 2, 1993, other than the debt refinanced as part of the recapitalization, consisted of scheduled repayments of capital leases and various mortgages.

     At January 8, 1994, there were no borrowings outstanding under the Company's $100 million revolving credit facility and $53 million was available for additional borrowings or letters of credit.

     In May 1993, Grand Union experienced a work stoppage by United Food and Commercial Workers, Local 1262, which ultimately affected 61 Grand Union stores located in northern New Jersey, and in Orange and Rockland Counties, New York. As mentioned previously, the Company estimates that its EBITDA was reduced by approximately $8 million as a result of the work stoppage. On June 28, 1993, the Company and the banks party to the bank credit agreement entered into an amendment which provided that certain financial covenants for periods through April 2, 1994 will be calculated excluding the impact of costs, expenses and lost revenue of up to $8 million resulting from the May 1993 work stoppage. After giving effect to this amendment, the Company was in full compliance with all terms and restrictive covenants of its debt obligations for the 40 weeks ended January 8, 1994 and expects to be in full compliance with all of the financial covenants for the fiscal year ending April 2, 1994. The EBITDA requirement under the bank credit agreement for the fiscal year ending April 2, 1994 (after giving effect to the amendment described above) will be approximately $178 million. The definition of EBITDA utilized for purposes of measuring the Company's compliance with the EBITDA and other covenants is based on generally accepted accounting principles in effect at the time the bank credit agreement was executed and treats capitalized leases above defined amounts as operating leases.

     On October 18, 1993, Grand Union acquired five supermarket locations on Long Island from Foodarama. The cost of the acquisition included cash consideration paid to Foodarama of approximately $16.1 million plus approximately $2.2 million for store inventory. The total gross square footage of these five stores is approximately 160,000 square feet. Between January 1994 and June 1996, Grand Union expects to invest an additional $20 million to renovate and enlarge certain of the acquired store locations by approximately 50,000 square feet in total. The acquisition was, and the improvements will be, financed through the application of a portion of the proceeds from the sale of $50 million principal amount of the Senior Subordinated Notes, which were issued by Grand Union on October 18, 1993.

     Through the 40 weeks ended January 8, 1994 the Company opened eight new stores (including the five acquired stores on Long Island) and five replacement stores, and completed the remodeling of 23 stores. Capital expenditures for the year ending April 2, 1994, including capitalized leases other than real estate capitalized leases, are expected to be approximately $100 million (including expenditures related to the acquisition). Capital expenditures will be principally for new stores, replacement stores, remodeled stores and expansions. The Company plans to finance capital expenditures and scheduled debt repayments primarily through cash provided by operations, and the proceeds from the Senior Subordinated Notes. The Company will finance a limited amount of capital expenditures through purchase money mortgages and equipment leases.

PART II - OTHER INFORMATION

No item in PART II - OTHER INFORMATION is applicable.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 THE GRAND UNION COMPANY
                                                 -----------------------
                                                      (Registrant)




Date: February 22, 1994                           /s/  Kenneth R. Baum
      -----------------                 ----------------------------------------
                                                     Kenneth R. Baum
                                        Vice President and Controller (Principal
                                        Accounting Officer)