Form 10-K
period 1994-04-02
GRAND UNION CO /DE/
filed 1994-07-01
CIK 316236

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 1994
                          -------------

Commission File Number 33-48282
                       --------

                             THE GRAND UNION COMPANY
                             -----------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                22-1518276
      ----------------------------------        --------------------------------
         (State or other jurisdiction                   (I.R.S. Employer
       of incorporation or organization)               Identification No.)


 201 Willowbrook Boulevard, Wayne,  New Jersey                07470
 ---------------------------------------------             ----------
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code        201-890-6000
                                                         -------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class        Name of each exchange on which registered
        -------------------        -----------------------------------------
          Not Applicable                        Not Applicable
        -------------------        -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                 Not Applicable
- - -------------------------------------------------------------------------------
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X        No
                                                 -----         -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of July 1, 1994, there were issued and outstanding 801.5 shares of the Registrant's common stock. The common stock is not traded in a public market.

     Documents incorporated by reference:   None
                                            ----

                             THE GRAND UNION COMPANY

PART I

ITEM 1.   BUSINESS

GENERAL
     Grand Union Holdings Corporation ("Holdings"), a Delaware corporation, and Grand Union Capital Corporation ("Capital"), a Delaware corporation which is a wholly owned subsidiary of Holdings, have no operations independent of those of The Grand Union Company ("Grand Union" or the "Company"), a Delaware corporation and a wholly owned subsidiary of Capital. Grand Union currently operates 254 supermarkets and food stores under the "Grand Union" name in seven states.

STORE FORMATS
     Grand Union's store sizes and formats vary depending upon the demographics and competitive conditions in each location, as well as the availability of real estate. Grand Union supermarkets offer a wide selection of national brand and private label products as well as high-quality produce, meat and general merchandise. The majority of the Company's sales are generated from stores which also contain a number of high margin specialty and service areas for such goods as imported and domestic produce, salads, hot and cold prepared foods, seafood and fresh-baked goods. Select stores feature in-store kitchens and pharmacies. Liquor and wine departments are included where permitted by local law. Grand Union's supermarkets range in size from 14,000 to 64,000 square feet and newly constructed stores are typically in excess of 40,000 square feet.

MERCHANDISING STRATEGY
     Grand Union's current merchandising strategy is premised upon the following:

     VALUE. The Company's strategy is to provide value to the customer by offering competitive prices, offering a wide variety of advertised and unadvertised specials, sponsoring special promotions and offering a wide selection of private label products.

     MERCHANDISE ASSORTMENT. Management believes that many consumers prefer food stores that not only offer the wide variety of food and non-food items carried by conventional supermarkets, but also sell an expanded assortment of high-quality food items and produce. Accordingly, Grand Union continues to upgrade existing departments with new selections and, where appropriate, has added specialty departments, including full service butcher and seafood shops, floral departments, delicatessens and bakeries. This merchandising strategy provides consumers with a wider selection of better and more convenient foods, while shifting the Company's sales mix toward higher margin products.

     EFFICIENCIES OF DISTRIBUTION. Grand Union's distribution system has contributed to its ability to efficiently pursue its strategy of offering the consumer a wide assortment of quality products at competitive prices. Strategically located distribution centers make it possible for Grand Union to minimize in-store stockroom space, thereby increasing store selling space.

SELECTED DATA
     The table below sets forth certain statistical information with respect to Grand Union retail stores, excluding the stores formerly operated in the Southern Region, for the periods indicated.




                                                            52 Weeks Ended      53 Weeks Ended      52 Weeks Ended
                                                            March 28, 1992       April 3, 1993       April 2, 1994
                                                            --------------      --------------      --------------

Number of stores (at end of period)                                251                 250                 254
Total selling square feet (in thousands)                         4,213               4,276               4,532
Average gross square feet per store                             23,439              23,922              24,966
Average sales per selling square foot per week                  $11.69              $11.23              $10.76


SUMMARY OF OPERATIONS
     NORTHERN REGION
     Grand Union currently operates 142 stores in its Northern Region including 40 stores in Vermont, 96 stores in upstate New York, five stores in New Hampshire and a single store in Massachusetts. The Northern Region had sales of approximately $1.1 billion for the 52 weeks ended April 2, 1994. The Company believes it generally operates in excellent locations, having operated in 85% of the markets it currently serves in the Northern Region for more than 25 years, and in many communities for over 50 years.

     In Vermont, Grand Union operates 40 stores throughout the state in virtually every significant community. Grand Union has the preeminent market share in the state, having more sales than all other chain-store operators combined. The Company's strong position in Vermont allows it to achieve significant economies in purchasing, distribution, advertising and field supervision. Zoning and environmental regulations in the state have long restricted commercial development (including supermarkets). Accordingly, the competitive environment in Vermont evolves very slowly. Grand Union's long-standing presence in Vermont was enhanced through the acquisition in 1990 of certain stores operated by P&C Foods, a division of The Penn Traffic Company ("Penn Traffic"). Grand Union has focused its capital expenditures in Vermont on improving existing locations and replacing stores where possible. The largest competitors to Grand Union in Vermont are Golub Corporation ("Price Chopper") (11 stores), Hannaford Brothers, Inc. ("Hannaford") (six stores) and The Great Atlantic & Pacific Tea Company, Inc. ("A&P") (three stores).

     In upstate New York, Grand Union generally operates in small cities and rural communities, where the Company estimates it typically has the leading market share, and in the Albany, New York metropolitan area (the "Capital District") where, according to Company estimates, it has the second largest market share with 40 stores. Although generally not as restrictive as Vermont, commercial development in the upstate New York market place has been and continues to be constrained by zoning and environmental restrictions, particularly in areas regulated by the Adirondack Park Commission. In the more urban Capital District, where Price Chopper has the larger market share and Hannaford operates nine stores, Grand Union's competitors have opened several stores in the last two years. Victory Markets, Inc. (Great American) competes against the Company in a number of communities in the Hudson and Mohawk River Valleys.

     In the Mid-Hudson Valley area of New York (16 stores), the Company estimates that it has the leading market share. Principal competitors are Big V Supermarkets Inc. (operating under the ShopRite name), Price Chopper and A&P.

     A number of stores in the Northern Region (particularly in the Adirondack area and Vermont) are in resort areas and generally experience significant increases in sales in the summer months and in some cases during the winter ski season.

     NEW YORK REGION
     Grand Union currently operates 112 stores in its New York Region. The New York Region generated approximately $1.4 billion of sales for the 52 weeks ended April 2, 1994. Grand Union's primary New York Region marketing area comprises the more affluent suburban communities of central and northern New Jersey (45 stores), Westchester, Orange, Rockland, Dutchess and Putnam Counties in New York (the "Lower Hudson Valley") (29 stores), Long Island (17 stores) and Fairfield County, Connecticut (15 stores). The Company also has a limited presence in New York City (four stores) and Pennsylvania (two stores).

     Within its primary New York Region marketing areas, the Company generally operates stores in mature, densely populated markets where it believes its below-market long-term leases generally provide it with a significant cost advantage over new supermarkets. These stores serve communities with demographics particularly well-suited for store formats emphasizing specialty departments. Accordingly, the sales mix in this region includes a larger percentage of higher margin perishable department items than in the Northern Region. In addition, the high population density as well as the geographic concentration of stores in the region provide substantial opportunities to achieve additional economies of scale, particularly in advertising and distribution.

     Because the New York Region is a fragmented market with no single food retailer having a dominant market share, competition is market specific. In New Jersey, the Company competes primarily against Pathmark Stores, Inc. ("Pathmark"), A&P and various supermarkets supplied by the Wakefern ("ShopRite") and Twin County ("Foodtown") cooperatives. In the Lower Hudson Valley, the Company generally competes with A&P, Edwards Supermarkets, Inc. and ShopRite. On Long Island, the Company's principal competitors are A&P/Waldbaums, Pathmark, King Kullen Grocery Co., Inc. and Foodtown. Grand Union's main competitors in Fairfield County, Connecticut are the Stop & Shop Company and A&P.

CAPITAL INVESTMENT
     The Company's capital spending is primarily directed toward renovating and upgrading the existing Grand Union store base and opening replacement stores and incremental stores in existing marketing areas. Store renovations and replacements have resulted in an upgrade of the Company's merchandise mix and an improvement in store profitability with the expansion of specialty departments offering high quality, higher margin products. Since the recapitalization (the "Recapitalization") of Holdings and its subsidiaries which occurred on July 22, 1992 (see "Recent History -- The Recapitalization" below), the Company has increased its rate of capital investment. Capital expenditures, including capitalized leases, other than real estate leases for the fiscal year ending April 2, 1994 were approximately $86 million.

DISTRIBUTION, SUPPLY AND MANAGEMENT INFORMATION SYSTEMS
     DISTRIBUTION. Management believes that Grand Union's distribution system enhances its ability to offer consistently fresh and high quality dairy products, meats, baked goods, produce and frozen foods. Moreover, this system enables Grand Union to take advantage of cost saving, volume purchase opportunities.

     Grand Union currently operates five distribution centers aggregating approximately 2.1 million square feet. In addition, Grand Union utilizes a frozen food distribution facility operated by a third party. Grand Union also leases space in three additional storage facilities and, from time to time, utilizes limited space in several other facilities.

     The strategic location of the distribution centers makes it possible for Grand Union to make frequent shipments to stores, which reduces the amount of in-store stockroom space, thereby limiting nonproductive store inventories.

     In September 1993, Grand Union entered into a program to consolidate the purchasing and distribution of health and beauty care products and general merchandise with Penn Traffic. Under this program, Grand Union purchases health and beauty care products for both Grand Union and Penn Traffic, and Penn Traffic purchases general merchandise for both Penn Traffic and Grand Union. Grand Union's general merchandise warehouse in Montgomery, New York is used to store and distribute general merchandise and health and beauty care products to Grand Union stores and to certain of Penn Traffic's stores and wholesale customers. Under the arrangement, Penn Traffic owns the inventory of general merchandise and health and beauty care products located at the Montgomery warehouse and shares the cost of operating the warehouse in an amount proportionate to Penn Traffic's usage of the facility. Grand Union expects that this program will improve the variety of general merchandise products offered to the consumer and will reduce product procurement costs for general merchandise and health and beauty care products.

     MANAGEMENT INFORMATION SYSTEMS. Financial, distribution, purchasing and operating system requirements are supported through a central computer system located in Wayne, New Jersey. Grand Union currently utilizes scanning systems in 142 stores (representing approximately 73% of total sales) and intends to continue to invest in scanning and other store systems in the future.

     SUPPLIERS. Products sold, including private label products, are purchased through a large group of unaffiliated suppliers. Grand Union is not dependent upon any single supplier, and its grocery purchases are of a sufficient volume to qualify for minimum price brackets for most products sold.

     COMMISSARY. Grand Union operates a 20,000 square foot commissary located in Newburgh, New York in which high quality cooked meat products, salads and soups are prepared for sale in the Company's delicatessen departments.

EMPLOYEES
     As of April 2, 1994, Grand Union had approximately 17,000 employees, of whom approximately 60% were employed on a part-time basis. Approximately 49% of Grand Union's employees are covered by collective bargaining agreements negotiated with 13 unions. Approximately 88% of the employees covered by these collective bargaining agreements are employed in store locations and approximately 12% are employed in distribution facilities. These contracts expire at various times through May 1998.

     On May 29, 1993, Grand Union settled a labor dispute with United Food and Commercial Workers, Local 1262, which represents clerks working in 61 Grand Union stores located in northern New Jersey and in Orange County, New York, and Rockland County, New York. The expiration of Grand Union's contract on April 24, 1993, after an extension from the contract's original expiration date on April 10, 1993, resulted in work stoppages at some, and eventually all, of the 61 Grand Union stores involved during the period from May 7, 1993 through May 29, 1993, as well as work stoppages at 251 Foodtown, Pathmark and ShopRite stores whose employees are covered by identical collective bargaining agreements. On June 17, 1993, a new four year agreement with Local 1262 was ratified by the approximately 3,600 members of Local 1262 employed by Grand Union and by the approximately 23,000 members of Local 1262 employed by Foodtown, Pathmark and ShopRite.

TRADE NAMES, SERVICE MARKS AND TRADEMARKS
     Grand Union uses a variety of trade names, service marks and trademarks. Except for Grand Union-R-, Grand Union does not believe any of such trade names, service marks or trademarks is material to its business.

COMPETITION
     The food retailing business is highly competitive. Grand Union competes with numerous national, regional and local chains, convenience stores, stores owned and operated and otherwise affiliated with large food wholesalers, unaffiliated independent food stores, warehouse clubs, discount drugstore chains and discount general merchandise chains. Some of Grand Union's competitors have greater financial resources than the Company and could use those resources to take steps which could adversely affect the Company's competitive position.

RECENT HISTORY
     OCTOBER 1993 ACQUISITION
     On October 18, 1993, Grand Union acquired five supermarket locations on Long Island from Foodarama Supermarkets, Inc. ("Foodarama") for consideration of approximately $16 million, plus the value of the inventory at the stores (approximately $2 million). The total gross square footage of these five stores is approximately 160,000 square feet. The acquisition was financed through the application of a portion of the proceeds of the sale to institutional investors of $50 million aggregate principal amount of 12 1/4% Senior Subordinated Notes due 2002, Series A (the "Series A Notes") on October 18, 1993. Grand Union plans to renovate and enlarge certain of the acquired store locations.

     SALE OF THE SOUTHERN REGION
     On March 29, 1993, Grand Union sold 48 of its 51 Southern Region stores to A&P. The three Southern Region stores not sold to A&P were closed, and have been subleased. Grand Union received net cash proceeds of approximately $25 million and was relieved of approximately $4.5 million of capital lease obligations.

     THE RECAPITALIZATION
     On July 22, 1992, Holdings, Capital, a newly formed corporation, and Grand Union completed the Recapitalization. In connection with the Recapitalization, Grand Union entered into a new bank credit agreement (as amended from time to time, the "Bank Credit Agreement") providing for a $210 million term loan facility (the "Term Loan") and a $100 million revolving credit facility (the "Revolving Credit Facility"). Additionally, Grand Union issued $350 million principal amount of 11 1/4% Senior Notes due 2000 ( the "11 1/4% Senior Notes") and $500 million principal amount of 12 1/4% Senior Subordinated Notes due 2002 (the "12 1/4% Senior Subordinated Notes"). The Recapitalization also included the sale to institutional investors of $343 million principal amount of Capital 15% Series A Senior Zero Coupon Notes due 2004 (the "Senior Zero Coupon Notes"), $745 million principal amount of Capital 16.5% Series A Senior Subordinated Zero Coupon Notes due 2007 (the "Senior Subordinated Zero Coupon Notes") and warrants to purchase at a nominal price shares representing approximately 19.9% of the common stock of Holdings on a fully diluted basis for aggregate gross proceeds of approximately $200 million. The

Recapitalization also included the sale to institutional investors of approximately 28.4% of the common stock of Holdings on a fully diluted basis for approximately $25 million. The proceeds were used to retire substantially all of the debt of Holdings, GU Acquisition Corporation ("GUAC"), a wholly owned subsidiary of Holdings, and Grand Union as well as to repurchase the shares and an option to purchase shares owned by Salomon Brothers Holding Company Inc ("SBHC"), certain warrants held by the parties to the Company's bank credit agreements existing prior to the Recapitalization, and approximately 3.4% of the common stock of Holdings held by Grand Union management.

     At the time of the Recapitalization, GUAC and its wholly-owned subsidiary Cavenham Holdings Inc., the former parent of Grand Union, were merged (the "Merger") into Grand Union. After the consummation of the Merger, Grand Union became a wholly owned subsidiary of Capital.

     As of April 2, 1994, the ownership of Holdings on a fully diluted basis was as follows:

GAC Holdings, Limited Partnership ("GAC Holdings")
  (an affiliate of Miller Tabak Hirsch + Co., a
  New York limited partnership ("MTH")) and its affiliates             38.9%
Grand Union management                                                 12.7
Various institutional investors (including Warrants
  to purchase at a nominal price approximately
  19.9% of the common stock of Holdings on a fully
  diluted basis)                                                       48.4
                                                                      -----
                                                                      100.0%
                                                                      -----
                                                                      -----

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
     Grand Union has no significant foreign operations or export sales.

ITEM 2.   PROPERTIES

     Grand Union conducts its operations primarily in leased stores, distribution centers and offices. The following table indicates the location and number of stores as of April 2, 1994.

                                                  Number of
                    Locations                      Stores
                    ---------                     ---------
                    Northern:
                      Vermont                        40
                      New York                       96
                      New Hampshire                   5
                      Massachusetts                   1
                    New York:
                      New York                       50
                      New Jersey                     45
                      Connecticut                    15
                      Pennsylvania                    2
                                                    ---
                    Total                           254
                                                    ---
                                                    ---

     As of April 2, 1994, Grand Union owns 15 and leases 239 of its store sites pursuant to commercial leases. Management believes that none of such leases is individually material to Grand Union. Most of these leases contain several renewal options. Twenty store leases which do not contain renewal options will expire over the next five years and management anticipates that it will be able to renegotiate favorable lease terms for most of these locations, if so desired.

     Grand Union currently operates five distribution centers which are leased and a commissary, which is housed in a building owned by Grand Union on a ground-leased site in Newburgh, New York. Grand Union owns a 66,160 square foot site which is part of its Carlstadt, New Jersey Grocery Distribution Center and a 101,000 square foot facility in Waverly, New York. Grand Union's leased distribution centers each have approximately 30 years or more remaining on the respective leases including options. See Note 9 to the Consolidated Financial Statements, Property Leases, for information on leases and annual rents.

ITEM 3.   LEGAL PROCEEDINGS

     At the time of the acquisition of Grand Union by Holdings in July 1989, Grand Union and P&C Foods (then a subsidiary and currently a division of Penn Traffic, which is under common control with Grand Union) operated stores in some of the same geographic areas in Vermont and upstate New York. In order to satisfy the concerns of federal and state antitrust authorities arising therefrom in connection with the acquisition of Grand Union by Holdings, prior to consummation thereof (i) Grand Union, GUAC, MTH Holdings, Inc., a New York corporation ("MTH Holdings") and an affiliate of Miller Tabak Hirsch + Co., a New York limited partnership, and P&C Foods entered into an Assurance Pursuant to 9 Vermont Statutes Annotated Section 2459 and an Agreement to Hold Separate with the Attorney General of the State of Vermont and (ii) MTH Holdings and GUAC entered into an Agreement Containing Consent Order (the "Order") with the Bureau of Competition of the Federal Trade Commission ("FTC") and an Agreement to Hold Separate with Salomon Inc and the FTC (collectively, the "FTC Agreements").

     The FTC Agreements required the divestiture by MTH Holdings and/or Grand Union (including in each case their respective subsidiaries and affiliates) of sixteen stores located in Vermont and upstate New York. Such divestitures were completed on July 30, 1990. Thirteen of the sixteen stores divested were P&C Foods stores and three of the sixteen stores divested were Grand Union stores. In a related transaction, Grand Union and P&C Foods entered into an operating agreement (the "Operating Agreement"), pursuant to which Grand Union acquired the right to operate P&C Foods' thirteen remaining stores in New England under the Grand Union name until July 2000, for an average annual rent of approximately $10.7 million with an option to extend the term of such operation for an additional five years. Grand Union paid P&C Foods $7.5 million for an option to purchase the stores at an amount defined in the Operating Agreement. Pursuant to the terms of the Operating Agreement, the Recapitalization triggered a $15 million prepayment obligation to P&C Foods.

     The FTC Agreements also provide, among other things, that MTH Holdings and Grand Union (including in each case their respective subsidiaries and affiliates) shall not acquire, for a period of ten years, any retail grocery stores in Vermont and certain specified counties in New York without the prior approval of the FTC and (in the case of stores in Vermont) the Attorney General of the State of Vermont.

     Soil and ground-water contamination has been detected at a shopping center owned by Grand Union which is located in Connecticut. The Company is investigating whether such contamination was caused by improper disposal of perchloroethylene wastes by a dry cleaner previously operating at this location or by an off-site source. Grand Union has undertaken, under approval by the Connecticut Department of Environmental Protection, a proposal for a remedial investigation designed to identify the sources of such soil and ground-water contamination and to determine the length, depth and breadth of the contamination on and off-site. Sampling analyses for the ground-water at the shopping center and for drinking water in private residences located in the immediately surrounding area confirm that the source of the on-site contamination, in part, is an off-site shopping center and a gasoline station located nearby. In May 1993, a Remedial Action and Investigation Report was submitted to the Connecticut Department of Environmental Protection on May 21, 1993. The Company is awaiting a response from the Connecticut Department of Environmental Protection.

     The Company's potential responsibility does not arise from any aspect of its operation of a supermarket at the shopping center but from the actions of a former tenant. Any contamination caused on-site by a source located off-site would be the responsibility of another party. The Company believes that the current intention of the Connecticut Department of Environmental Protection is to seek reimbursement of past costs and clean up from some or all of these other parties. The Company is unable to determine the amount of its potential liability arising from the on-site contamination, but does not believe, based upon the results of investigations made to date, that the amount of potential liability is likely to be materially adverse to the Company's financial condition. Management presently estimates, based upon investigations made by the Company's environmental consultant to date, that such liability should not exceed $2 million. Investigations are continuing, and there can be no assurance that the amount of such liability will not exceed $2 million.

     Grand Union is involved in various legal proceedings arising out of its business, none of which is expected to have a material effect upon its results of operations or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the year covered by this Report on Form 10-K.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS

MARKET INFORMATION
     The common stock of Grand Union is not publicly traded. See Item 12. Security Ownership of Certain Beneficial Owners and Management.

HOLDERS
      The common stock of Grand Union is wholly owned by Capital.

DIVIDENDS
     There have been no cash dividends declared or paid during the three fiscal years ended April 2, 1994. The payment of dividends to holders of common stock of the Registrant is restricted by various debt agreements of Holdings and its subsidiaries.

ITEM 6.   SELECTED FINANCIAL DATA


     The data for the 16 weeks ended July 22, 1989 reflects the historical basis of GUAC prior to its acquisition by Holdings (predecessor basis). The data as of March 31, 1990 and for the 36 weeks then ended, as of March 30, 1991 and March 28, 1992 and for the 52 week periods then ended, as of April 3, 1993 and for the 53 weeks then ended and as of April 2, 1994 and for the 52 weeks then ended are derived from the consolidated financial statements of Holdings. This information should be read in conjunction with the historical financial statements of Holdings, including the notes thereto, included elsewhere herein.

                                                       GUAC
                                                   (predecessor)                       Holdings (successor)
                                                   -------------                       --------------------
                                                     16 Weeks        36 Weeks    52 Weeks    52 Weeks     53 Weeks    52 Weeks
                                                       Ended           Ended       Ended       Ended        Ended       Ended
                                                     July 22,        March 31,   March 30,   March 28,    April 3,    April 2,
                                                       1989            1990        1991        1992         1993        1994
                                                       ----            ----        ----        ----         ----        ----
                                                                          (dollars in millions except per share amounts)

STATEMENT OF OPERATIONS:
  Sales                                               $903.0         $2,013.2    $2,996.6    $2,968.5     $2,834.0    $2,477.3
  Gross profit                                         224.4            514.7       784.5       818.1        801.5       711.0
  Operating and administrative expense                 176.7            397.2       603.6       619.9        606.2       531.8
  Depreciation and amortization                         13.5             52.0        76.9        78.7         80.6        78.6
  Charge relating to early retirement program             --               --          --          --           --         4.5
  Loss on disposal of the Southern Region                 --               --          --          --        198.0          --
  Merger expense                                        13.9              4.1          --          --           --          --
  Store closure expense                                 13.9               --          --          --           --          --
  Recapitalization expense                                --               --          --          --          3.5          --
  Interest expense:
    Debt                                                28.3             95.0       145.6       141.7        151.9       164.0
    Capital lease obligations                            2.8              7.1        11.0        12.3         13.2        15.0
    Amortization of deferred financing fees              0.5              2.9         7.4        18.0          9.4         4.8
  Loss before income taxes, extraordinary
   charges and cumulative effect of accounting
   change                                               25.3             43.6        60.0        52.5        261.2        87.6
  Extraordinary charges                                   --               --          --          --         47.7          --
  Cumulative effect of accounting change                  --               --          --          --           --        30.3
  Net loss                                              16.7             37.1        71.0        65.1        313.4       118.0
  Net loss per share applicable to common stock           --           595.53    1,100.49    1,038.79     4,359.45    1,780.06
  Ratio of earnings to fixed charges (1)                  --               --          --          --           --          --
  Deficiency in earnings available to cover fixed
   charges                                              25.3             43.6        60.0        52.5        261.2        87.6
BALANCE SHEET DATA:
  Total assets                                            (2)        $1,566.5    $1,569.6    $1,536.8     $1,418.2    $1,394.2
  Total debt and capital lease obligations                (2)         1,180.0     1,223.8     1,251.1      1,402.5     1,532.2
  Redeemable stock                                        (2)           106.4       117.0       128.9        139.8       154.7
  Nonredeemable stock and stockholders' deficit           (2)            30.1       112.6       190.8        510.3       644.8
OPERATING AND OTHER DATA:
  EBITDA (3)                                           $49.6           $120.4      $185.8      $196.3       $196.7      $180.1
  EBITDA as a percentage of sales                       5.5%             6.0%        6.2%        6.6%         6.9%        7.3%
  Capital expenditures(4)                              $15.7            $37.3       $34.3       $34.6        $66.2       $86.2
  LIFO provision                                         1.9              2.8         4.9        (1.9)         1.4         0.9
  Number of stores at the end of the year                N/A              301         307         304          250         254

(1) The ratio of earnings to fixed charges is computed by dividing (i) earnings before income taxes, extraordinary charges, the cumulative effect of accounting change and fixed charges by (ii) fixed charges. Fixed charges consist of total interest expense plus the estimated interest component of operating leases. No ratio is indicated where the ratio is less than one.
(2)  Balance sheet data is not applicable at this date.
(3) Earnings before interest expense, depreciation, amortization, LIFO provision, charge relating to early retirement program, store closure expense, merger expense, recapitalization expense, loss on disposal of the Southern Region, extraordinary charges, cumulative effect of accounting change and income taxes.
(4)  Includes capitalized leases other than real estate capitalized leases.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data.

                                                                                                      Pro Forma
                                                                        52 Weeks       53 Weeks       53 Weeks       52 Weeks
                                                                          Ended          Ended          Ended          Ended
                                                                        March 28,      April 3,       April 3,       April 2,
                                                                          1992           1993         1993 (a)         1994
                                                                          ----           ----         --------         ----
                                                                                         (dollars in millions)

Sales                                                                   $2,968.5       $2,834.0       $2,562.8       $2,477.3
Gross profit                                                               818.1          801.5          730.1          711.0
Operating and administrative expense                                       619.9          606.2          542.1          531.8
Depreciation and amortization                                               78.7           80.6           71.7           78.6
Charge relating to early retirement program                                   --             --             --            4.5
Loss on disposal of the Southern Region                                       --          198.0             --             --
Recapitalization expense                                                      --            3.5            3.5             --
Interest expense                                                           172.0          174.5          173.8          183.8
Income tax provision                                                        12.5            4.5            4.5             --
Extraordinary charge                                                          --           47.7           47.7             --
Cumulative effect of accounting change                                        --             --             --           30.3
Net loss                                                                    65.1          313.4          113.1          118.0
EBITDA                                                                     196.3          196.7          189.5          180.1
LIFO provision (income)                                                     (1.9)           1.4            1.4             .9

Sales percentage increase (decrease):
  Including Southern Region in prior year                                   (0.9)%         (4.5)%          N/A          (12.6)%
  Excluding Southern Region in prior year                                    N/A            N/A            N/A           (3.3)
Gross profit as a percentage of sales                                       27.6           28.3           28.5%          28.7
Operating and administrative expense as a percentage of sales               20.9           21.4           21.2           21.5
EBITDA as a percentage of sales                                              6.6            6.9            7.4            7.3

(a)  Pro Forma without the Southern Region.

     Comparison of results of operations for the 52 weeks ended April 2, 1994 ("Fiscal 1994"), the 53 weeks ended April 3, 1993 ("Fiscal 1993") and the 52 weeks ended March 28, 1992 ("Fiscal 1992") are impacted by the extra week in Fiscal 1993 and the inclusion of the operations of the Company's Southern Region (sold on March 29, 1993) for 40 weeks in Fiscal 1993 and 52 weeks in Fiscal 1992. The analysis and discussion of Fiscal 1994 as compared to Fiscal 1993 presented below compares Fiscal 1994 operations with the pro forma operations for Fiscal 1993, which has been prepared excluding the Southern Region. The analysis and discussion of Fiscal 1993 as compared to Fiscal 1992 presented below compares actual results for Fiscal 1993 (which includes the Southern Region for 40 weeks) to Fiscal 1992 (which includes the Southern Region for 52 weeks).

     Sales for Fiscal 1994 decreased $85.5 million or 3.3% as compared to Fiscal 1993 and decreased 1.6% after adjusting for the extra week in Fiscal 1993. The sales decrease for Fiscal 1994 was attributable to continued unfavorable economic conditions, particularly in the Northern Region, new competitive store openings in the mid-Hudson Valley and Capital District areas of the Northern Region and low food price inflation, partially offset by the favorable impact of the acquisition of five supermarkets on Long Island (see Liquidity and Capital Resources) and the Company's expanded capital expenditure program which began after the recapitalization of Holdings in July 1992. Additionally, sales for Fiscal 1994 were impacted by a 22 day work stoppage, which ultimately affected sales in 61 Grand Union stores located in northern New Jersey and in Orange and Rockland Counties, New York.

     Same store sales (sales of stores which were operated during the comparable periods of the two fiscal years), influenced by the same factors mentioned above, decreased 3.0% during Fiscal 1994 after adjusting for the 53rd week in Fiscal 1993. Beginning in Fiscal 1994, the Company has revised its method of calculating same store sales to include replacement stores. This method is used by many supermarket chains for comparing relative sales performance. Same store sales, excluding replacement stores and after adjusting for the 53rd week in Fiscal 1993, decreased 4.0% during Fiscal 1994. Same store sales for the first, second and third quarters of Fiscal 1994 were previously reported as decreases of 5.6%, 4.2% and 3.8%, respectively. Including replacement stores, same store sales decreased 4.8%, 3.3% and 2.7%, respectively. During Fiscal 1994, the Company opened nine new stores (including the five acquired stores on Long Island) and five replacement stores, enlarged or renovated 23 stores and closed 10 stores (including replaced stores).

     Total selling square footage increased from 4.276 million as of April 3, 1993 to 4.532 million as of April 2, 1994 as a result of the Company's expanded capital expenditure program and the acquisition of the five Long Island stores. Average sales per selling square foot per week was $10.76 during Fiscal 1994 as compared to $11.23 during Fiscal 1993. The decrease is partially attributable to the same factors discussed above. Additionally, new and enlarged stores include more specialty departments and devote a greater percentage of selling space to general merchandise products, each of which typically produces lower sales per square foot.

     Sales for Fiscal 1993 decreased $134.5 million or 4.5% compared to Fiscal 1992. During Fiscal 1993 sales performance was affected by continued unfavorable economic conditions, low food price inflation, the adverse summer weather conditions experienced in the northeastern resort areas, the announcement made in June 1992 that the Company was seeking offers to purchase its Southern Region stores and the exclusion of the sales and operating results of the Southern Region for the fourth quarter of Fiscal 1993. If the sales of the Southern Region had also been excluded from the fourth quarter of Fiscal 1992, total sales for Fiscal 1993 would have decreased 1.7% as compared to Fiscal 1992.
Same store sales (including replacement stores) for Fiscal 1993, excluding the Southern Region, decreased 2.6% after adjusting for the 53rd week in Fiscal 1993, as compared to Fiscal 1992. During Fiscal 1993, the Company opened two new and two replacement stores, enlarged or renovated 12 stores, closed seven stores (including replaced stores) and sold or subleased 51 stores in connection with the disposal of the Southern Region.

     Total selling square footage in the Company's ongoing operations (not including the 51 Southern Region stores) increased from 4.213 million as of March 28, 1992 to 4.276 million as of April 3, 1993 as a result of the Company's capital expenditure program in which two new and two replacement stores were opened, 12 stores were enlarged or renovated and seven stores were closed. Average sales per selling square foot per week was $11.23 during Fiscal 1993 compared to $11.69 during Fiscal 1992. This decrease is attributable to the same factors that affected total sales in the ongoing operations: continued unfavorable economic conditions, low food price inflation and the adverse summer weather conditions experienced in the northeastern resort areas. Additionally, new and enlarged stores include more service departments and devote a greater percentage of selling space to general merchandise products, each of which typically produces lower sales per square foot.

     The increase in gross profit, as a percentage of sales, for Fiscal 1994 resulted from reduced grocery product procurement costs and a greater proportion of higher margin produce and general merchandise sales, partially offset by
lower health and beauty care pricing for the entire year.   As discussed in
Note 15 to the financial statements included elsewhere herein, gross profit was reduced by $4.5 million in Fiscal 1994 due to the effect of promotional allowance adjustments.

     The increase in gross profit in Fiscal 1993, as a percentage of sales, resulted primarily from increased promotional allowance income and a greater proportion of higher margin produce and general merchandise sales, partially offset by a reduction in health and beauty care pricing in certain trade areas and a LIFO charge in Fiscal 1993 compared to a credit in Fiscal 1992.

     The increase in operating and administrative expenses, as a percentage of sales, in Fiscal 1994 resulted primarily from increases, as a percentage of sales, in store labor and fringe benefits, occupancy expense and utilities
expense principally resulting from the decline in sales.   In addition, the
reduced sales which resulted from the work stoppage which occurred in May 1993 had a negative impact on operating and administrative expense as a percentage of sales. The increase in operating and administrative expense for Fiscal 1994 was partially offset by a $3.8 million credit to operating and administrative expense resulting from a reduction of the Company's self insurance reserves.

     The increase in operating and administrative expense, as a percentage of sales, in Fiscal 1993 resulted primarily from increases, as a percentage of sales, in store labor and fringe benefits, store advertising and promotion and store occupancy costs.

     Depreciation and amortization was $78.6 million for the 52 weeks ended April 2, 1994 compared to $71.7 million for the 53 weeks ended April 3, 1993. The increase was attributable to the Company's expanded capital expenditure program which began after the Recapitalization in July 1992.

     During Fiscal 1994, the Company incurred a $4.5 million charge relating to an early retirement plan offered to certain employees.

     During Fiscal 1993, the Company recognized a loss of $198 million relating to the disposal of the Southern Region. The loss is comprised of 1) write-off of goodwill and beneficial leases of $106.4 million, 2) difference between proceeds received and the book value of tangible assets of $37.3 million, 3) reserve for remaining Southern Region real estate of $26.9 million, 4) employee termination expenses of $9.8 million, 5) operating loss of the Southern Region subsequent to the date the decision was made to sell the region of $7.0 million and 6) other miscellaneous items of $10.6 million.

     Interest expense increased $10.0 million in Fiscal 1994 and $2.5 million in Fiscal 1993. The Fiscal 1994 increase was primarily due to the increased level of debt outstanding, partially offset by the decrease in amortization of loan placement fees. The Fiscal 1993 increase was primarily due to the extra week included in Fiscal 1993 and the increased level of debt incurred as a result of the Recapitalization in July 1992 (see "Liquidity and Capital Resources"), partially offset by a decrease in the Company's average borrowing rate and the decrease in amortization of loan placement fees.

     There was no income tax provision for Fiscal 1994 as a result of the Recapitalization. The income tax provision for Fiscal 1993 represents state income taxes. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" ("FAS No. 109"), during Fiscal 1993. The adoption of FAS No. 109 had no effect on the Consolidated Statement of Operations.

     During Fiscal 1994, the Company recorded a $30.3 million charge as the cumulative effect of an accounting change relating to the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This charge represents the portion of future retiree benefit costs related to service already rendered by both active and retired employees up to the date of adoption.

     During Fiscal 1993, Holdings recorded a $3.5 million charge relating to expenses incurred in connection with the Recapitalization and extraordinary charges totaling $47.7 million relating to the early retirement of debt.

     EBITDA was $180.1 million or 7.3% of sales for the 52 weeks ended April 2, 1994, compared to $189.5 million or 7.4% of sales for the 53 weeks ended
April 3, 1993. The Company estimates that the 22 day work stoppage in May 1993 had the effect of reducing Fiscal 1994 EBITDA by approximately $8.0 million as a result of lost sales, product losses and other costs associated with the work stoppage.

     In general, the Company has not experienced significant inflationary cost increases during the periods covered by this report.

LIQUIDITY AND CAPITAL RESOURCES
     Resources used to finance significant expenditures for the three fiscal years ended April 2, 1994 are reflected in the following table:

                                                                                       52 Weeks       53 Weeks       52 Weeks
                                                                                         Ended          Ended          Ended
                                                                                       March 28,      April 3,       April 2,
                                                                                         1992           1993           1994
                                                                                       ---------      --------       --------
                                                                                                    (in millions)

Resources used:
  Capital expenditures                                                                    $29.3          $58.1          $81.0
  Debt repayment                                                                           66.5        1,358.4            8.7
  Loan placement fees                                                                       5.3           63.6            1.8
  Purchase of redeemable Class A common stock                                                --             --             .2
  Premiums on debt repayment                                                                 --           24.1             --
  Prepayment under P&C Foods  operating agreement                                            --           15.0             --
                                                                                         ------       --------          -----
                                                                                         $101.1       $1,519.2          $91.7
                                                                                         ------       --------          -----
                                                                                         ------       --------          -----

Financed by:
  Debt incurred                                                                           $15.6       $1,443.4          $77.7
  Operating activities, including cash and temporary cash investments                      80.0           31.2           13.4
  Property disposals                                                                        4.8            1.4             .6
  Proceeds relating to the sale of the fixed assets of the Southern Region                   --           25.0             --
  Refunded insurance deposits                                                               0.7           11.6             --
  Capital contribution                                                                       --            5.0             --
  Proceeds from issuance of warrants                                                         --            1.2             --
  Proceeds from the issuance of common stock                                                 --            0.4             --
                                                                                         ------       --------          -----
                                                                                         $101.1       $1,519.2          $91.7
                                                                                         ------       --------          -----
                                                                                         ------       --------          -----

     During Fiscal 1994, the cash requirements listed above were principally obtained from borrowings and from cash provided by operating activities. The borrowings included proceeds from the sale of $50 million principal amount of Series A Notes and $25 million borrowed under the Revolving Credit Facility. Debt repayment for Fiscal 1994 and Fiscal 1993, other than the debt refinanced as part of the Recapitalization, consisted of scheduled repayments of capital leases and various mortgages.

     During Fiscal 1993, Holdings completed a Recapitalization, as discussed below, which included the refinancing of substantially all of its debt and the purchase of certain common stock and warrants to purchase common stock. As a result of the Recapitalization, a prepayment of rent under the P&C Foods Operating Agreement was required and certain cash insurance deposits were refunded. Cash from operating activities during Fiscal 1993 compared to Fiscal 1992 decreased primarily due to the increase in cash interest expense during Fiscal 1993 and an increase in net working capital investment for the Company's ongoing operations.

     In connection with the Recapitalization completed on July 22, 1992, Grand Union entered into a new Bank Credit Agreement providing for a $210 million Term Loan consisting of the A Term Loan and B Term Loan and a $100 million Revolving Credit Facility. Additionally, Grand Union issued $350 million of 11 1/4% Senior Notes and $500 million of 12 1/4% Senior Subordinated Notes. The Recapitalization also included the sale to institutional investors of $343 million principal amount of Senior Zero Coupon Notes, $745 million principal amount of Senior Subordinated Zero Coupon Notes and warrants to purchase at a nominal price shares representing approximately 19.9% of the common stock of Holdings on a fully diluted basis for aggregate gross proceeds of approximately $200 million. The Recapitalization also included the sale to institutional investors of approximately 28.4% of the common stock of Holdings on a fully diluted basis for approximately $25 million. The proceeds were used to retire substantially all of the debt of Holdings, GUAC and Grand Union as well as to repurchase the shares and an option to purchase shares owned by SBHC, certain warrants held by the parties to the Company's bank credit agreements existing prior to the Recapitalization, and approximately 3.4% of the common stock of Holdings held by Grand Union management.

     On March 29, 1993, Grand Union sold 48 of its 51 Southern Region stores to A&P. The three Southern Region stores not sold to A&P were closed and subsequently subleased. Grand Union received net cash proceeds of approximately $25 million and was relieved of approximately $4.5 million of capital lease obligations. The Company recognized a loss of $198 million on the disposal of the Southern Region.

     On January 28, 1993, Grand Union sold $175 million principal amount of 11 3/8% Senior Notes due 2000 (the "11 3/8% Senior Notes") in a private placement. Net proceeds of the sale of the 11 3/8% Senior Notes were used to repay $142 million of indebtedness under the Term Loan and the remainder was used to repay indebtedness under the Revolving Credit Facility. An additional $20.9 million of the Term Loan was repaid from the proceeds of the sale of the Southern Region on March 29, 1993. All of such repaid indebtedness under the Term Loan and under the Revolving Credit Facility had been incurred in connection with the Recapitalization.

     At April 2, 1994, there was $25.0 million of borrowings outstanding under the Company's $100 million revolving credit facility and $32.4 million was available for additional borrowings or letters of credit. Maturities of long-term debt during each of the next five fiscal years are approximately $.9 million, $1.0 million, $1.1 million, $45.5 million and $217.9 million, respectively.

     In May 1993, Grand Union experienced a work stoppage by United Food and Commercial Workers, Local 1262, which ultimately affected 61 Grand Union stores located in northern New Jersey and in Orange and Rockland Counties, New York. The Company estimates that its Fiscal 1994 EBITDA was reduced by approximately $8 million as a result of the work stoppage. On June 28, 1993, the Company and the banks party to the bank credit agreement entered into an amendment which provided that certain financial covenants for periods through April 2, 1994 were calculated excluding the impact of costs, expenses and lost revenue of up to $8 million resulting from the May 1993 work stoppage. After giving effect to this amendment, the Company was in compliance with the terms and restrictive covenants of its debt obligations for Fiscal 1994.

     On October 18, 1993, Grand Union acquired five supermarket locations on Long Island from Foodarama for consideration of approximately $16.1 million, plus the value of the inventory at the stores (approximately $2 million). The total gross square footage of these five stores is approximately 160,000 square feet. The acquisition was financed through the application of a portion of the proceeds of the sale to institutional investors of the Series A Notes on October 18, 1993. Grand Union plans to renovate and enlarge certain of the acquired store locations.

     During Fiscal 1994, the Company opened nine new stores (including the five acquired stores on Long Island) and five replacement stores, and completed the remodeling of 23 stores. Capital expenditures for Fiscal 1994, including capitalized leases other than real estate capitalized leases, were approximately $86 million (including expenditures related to the acquisition). Capital expenditures, including capitalized leases other than real estate capitalized leases, for the year ending April 1, 1995 are expected to be approximately $70 million. Capital expenditures will be principally for new stores, replacement stores, remodeled stores and expansions. The Company plans to finance capital expenditures and scheduled debt repayments primarily through cash provided by operations. The Company will finance a limited amount of capital expenditures through purchase money mortgages and equipment leases.

GOODWILL
     Management periodically reassesses the appropriateness of both the carrying value and remaining life of goodwill, principally based on forecasts of operating cash flow less significant anticipated cash requirements such as capital expenditures and debt repayments. Additionally, the Company considers other factors such as its anticipated ability to access capital markets in the future. The recoverability of goodwill is at risk to the extent the Company is unable to achieve its forecast assumptions regarding sales growth and operating cash flow, or to the extent that the Company is unable to continue to access capital markets. Management believes, at this time, that the goodwill carrying value and useful life continue to be appropriate.

IMPACT OF NEW ACCOUNTING STANDARDS
     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS No. 112"). This new statement is effective for fiscal years beginning after December 15, 1993 and requires an accrual for certain benefits paid to former or inactive employees after employment but before retirement. The Company does not believe that the adoption of FAS No. 112 will have a material impact on the Company's results of operations or financial position.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS:
Report of Independent Accountants                                          F-1
Consolidated Statement of Operations for the 52 weeks
  ended March 28, 1992, the 53 weeks ended April 3, 1993
  and the 52 weeks ended April 2, 1994                                     F-2
Consolidated Balance Sheet at April 3, 1993 and April 2, 1994              F-3
Consolidated Statement of Cash Flows for the 52 weeks
  ended March 28, 1992, the 53 weeks ended April 3, 1993
  and the 52 weeks ended April 2, 1994                                     F-4
Notes to Consolidated Financial Statements                                 F-5

FINANCIAL STATEMENT SCHEDULES:
For the three years ended April 2, 1994
 Schedule II - Amounts Receivable From Related Parties and
   Underwriters, Promoters and Employees Other Than Related Parties        F-22
 Schedule III - Condensed Financial Information of Registrant              F-23
 Schedule IV - Indebtedness to Related Parties - Noncurrent                F-26
 Schedule V - Property, Plant & Equipment                                  F-27
 Schedule VI - Accumulated Depreciation, Depletion & Amortization
   of Property, Plant & Equipment                                          F-28

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     The financial statements and related notes of Grand Union have not been separately presented herein since such financial statements reflect the accounts of Holdings pushed down to the accounts of Grand Union, and consequently are substantially identical to the financial statements of Capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS:

     The names, ages and present principal occupations of the directors and executive officers of Grand Union are as set forth below.

           NAME                 AGE                POSITIONS
           ----                 ---                ---------
     Gary D. Hirsch             44      Director and Chairman
     Joseph J. McCaig           49      Director, President and Chief Executive
                                          Officer
     William A. Louttit         48      Director, Executive Vice President and
                                          Chief Operating Officer
     Robert Terrence Galvin     51      Director, Senior Vice President, Chief
                                          Financial Officer, Secretary
     Darrell W. Stine           56      Senior Vice President - New York Region
     Martin A. Fox              41      Director, Vice President and Assistant
                                          Secretary
     Charles J. Barrett         54      Senior Vice President - Personnel

     MR. HIRSCH has been Chairman and a Director of Holdings since July 1989 and was President and Treasurer of Holdings from July 1989 until May 1993. Mr. Hirsch became Chairman and a Director of Capital in May 1992, was President of Capital from May 1992 until May 1993 and Treasurer of Capital from July 1992 until May 1993. Mr. Hirsch became Chairman and a Director of Grand Union in July 1992. Mr. Hirsch has been a general partner of the managing partner of MTH (broker-dealer) since March 1982 and Managing Director of MTH Holdings since November 1983. Mr. Hirsch was elected a Director and Chairman of Penn Traffic in 1987.

     MR. MCCAIG became Chief Executive Officer of Grand Union in July 1989 and was appointed President, Chief Operating Officer and a Director of Grand Union prior to 1983. Mr. McCaig has been employed by Grand Union for 30 years. Mr. McCaig became a Director of Holdings in July 1989, a Director of Capital in July 1992, and a Director of Penn Traffic in September 1992. Mr. McCaig became President of Holdings and Capital in May 1993.

     MR. LOUTTIT has been Executive Vice President and Chief Operating Officer of Grand Union since 1989 and has been a Director since 1981. He joined Grand Union in 1964, serving in a variety of positions before being elected a Corporate Vice President in 1980. He was named Executive Vice President in charge of Merchandising in 1984 and was promoted to Chief Operating Officer in 1989.

     MR. GALVIN was appointed Senior Vice President, Chief Financial Officer, Secretary and a Director of Grand Union in 1986.

     MR. STINE was elected a Senior Vice President of Grand Union in 1988. He joined Grand Union in 1954 and was named a Corporate Vice President with responsibility for the Company's New York Region in 1985.

     MR. FOX became a Director, Vice President and Secretary of Capital in May 1992 and Treasurer of Capital in May 1993. Mr. Fox was appointed as Vice President, Assistant Secretary and a Director of Grand Union and as Vice President, Secretary and a Director of Holdings in July 1992. Mr. Fox became Treasurer of Holdings in May 1993. Mr. Fox has been Executive Vice President of MTH from March 1988 to the present. Mr. Fox became Vice Chairman - Finance and a Director of Penn Traffic in February 1993 and Assistant Secretary in 1989. Mr. Fox had been a Vice President of Penn Traffic since 1989.

     MR. BARRETT has been Senior Vice President of Personnel of Grand Union since 1989. He joined Grand Union in 1961, serving in a variety of functions until being elected a Corporate Vice President in 1984.

     Mr. Hirsch is Chairman and a Director, Mr. McCaig is President and a Director and Mr. Fox is Vice President, Secretary, Treasurer and a Director of Capital. Mr. Hirsch is Chairman and a Director, Mr. McCaig is President and a Director, Mr. Fox is Vice President, Secretary, Treasurer and a Director, and Claude J. Incaudo is a Director of Holdings. Mr. Incaudo (age 60) has been a Director since 1988 and President and Chief Executive Officer of Penn Traffic since February 1990. Mr. Incaudo has been the President of P&C Foods, a division of Penn Traffic or its predecessors, since 1982. Mr. Incaudo joined P&C Foods in 1977 as Director of Store Operations and became Senior Vice President of Store Operations in 1979.

     Executive officers of each of Holdings, Capital and Grand Union are appointed and serve at the discretion of the Board of Directors. Each director of Holdings, Capital and Grand Union is elected for a period of one year and serves until his successor is duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION

     See "Certain Transactions" for a description of the agreement pursuant to which MTH provides financial consulting and business management services to Holdings and to its subsidiaries. Mr. Hirsch is a general partner of the managing partner of MTH and Mr. Fox is an executive officer of MTH.

     The following table sets forth the compensation paid or accrued by Grand Union to each of the six most highly-compensated executive officers of the Company for services rendered to the Company in all capacities during the three fiscal years ended April 2, 1994. Officers of Holdings and Capital are not compensated for their services as such. The Company made no grants of stock options or stock appreciation rights in Fiscal 1994 nor did the Company make any awards in Fiscal 1994 under any long-term incentive plan.

                           SUMMARY COMPENSATION TABLE



                                                                                                    Other Annual      All Other
                                                            Fiscal       Salary          Bonus      Compensation    Compensation
                                                             Year          ($)            ($)          ($) (1)         ($) (2)
                                                            ------       -------        -------     ------------    ------------

Joseph J. McCaig                                             1994        523,712        120,140             --         30,109
  Chief Executive Officer,                                   1993        518,077        133,707             --         27,076
  President and Director                                     1992        493,269        125,642             --             --
William A. Louttit                                           1994        349,731         65,943             --         14,038
  Executive Vice President, Chief                            1993        345,385         85,932             --          7,479
   Operating Officer and Director                            1992        328,846         76,736             --             --
Darrell W. Stine                                             1994        251,134         45,460             --         14,535
  Senior Vice President -                                    1993        248,336         63,334             --         12,193
  New York Region                                            1992        236,192         51,218             --             --
Robert J. Saba (3)                                           1994        226,903         72,511             --         14,592
  Senior Vice President -                                    1993        248,336        105,813             --         14,334
  Northern Region                                            1992        236,192        104,497             --             --
Robert Terrence Galvin                                       1994        245,635         46,676             --          9,687
  Senior Vice President, Chief Financial                     1993        242,789         59,578             --          8,551
  Officer, Secretary and Director                            1992        231,192         50,175             --             --
Brooke D. Lennon (4)                                         1994        186,000         35,130             --         15,982
  Senior Vice President - Merchandising                      1993        169,177         41,398             --         13,250
                                                             1992        159,158         39,579             --             --

(1) No information is provided in the "Other Annual Compensation" column since the aggregate amount of perquisites and other personal benefits in respect of each of Fiscal 1994 and Fiscal 1993 is less than the lower of $50,000 and 10% of the total annual salary and bonus reported for each of the named officers and no other compensation of the type required to be described in the "Other Annual Compensation" column was paid in Fiscal 1994 or Fiscal 1993. Pursuant to Securities and Exchange Commission rules, disclosure of "Other Annual Compensation" is required only for amounts earned in Fiscal 1994 and Fiscal 1993.

(2) "All Other Compensation" includes the following: (i) contributions to the Company's Savings Plan under Section 401(k) made by the Company in Fiscal 1994 and Fiscal 1993, respectively, for each of the named executive officers as follows: Mr. McCaig $2,964 and $1,928; Mr. Louttit $2,331 and $0; Mr. Stine $2,313 and $2,136; Mr. Saba $2,278 and $2,157; Mr. Galvin
     $2,470 and $2,128; and Mr. Lennon $2,106 and $2,359, and (ii) premium payments for term life insurance made by the Company in Fiscal 1994 and Fiscal 1993, respectively, for each of the named executive officers as follows: Mr. McCaig $27,145 and $25,148; Mr. Louttit $11,707 and $7,479;
     Mr. Stine $12,222 and $10,057; Mr. Saba $12,314 and $12,177; Mr. Galvin
     $7,217 and $6,423; and Mr. Lennon $13,876 and $10,891.  Pursuant to
     Securities and Exchange Commission rules, disclosure of "All Other Compensation" is required only for amounts earned in Fiscal 1994 and Fiscal 1993.

(3)  Mr. Saba retired on February 1, 1994.

(4) Mr. Lennon held the position of Senior Vice President - Merchandising until his death in June 1994.


     THE GRAND UNION COMPANY EMPLOYEES' RETIREMENT PLAN
     Grand Union maintains and makes cash contributions to The Grand Union Company Employees' Retirement Plan (the "Retirement Plan"), a qualified retirement plan, for retirement benefits for its salaried and hourly non-union employees, union employees not covered by other pension plans, and all its officers. Under the Retirement Plan, a participant's benefit, paid in the form of a single life annuity at age 65, is generally (a) 1.5% of his "highest annual compensation" multiplied by years of service not in excess of 35 minus (b) 1.5% of primary social security benefit multiplied by years of service not in excess of 35. Grand Union intends to amend the Retirement Plan to take into account recently issued regulations regarding the integration of plan benefits with social security, to limit the amount of compensation that can be taken into account under the Retirement Plan to $200,000 per year and to incorporate other nonsubstantive amendments. Grand Union anticipates that such amendments will not have a material adverse effect on the financial condition of the Company. However, the limit on compensation that can be taken into account under the Retirement Plan could limit future benefit accruals under the Retirement Plan and, consequently, could increase benefits payable under the Supplemental Retirement Program for Key Executives discussed below.

     The Code places certain limits on pension benefits which may be paid under plans qualified under the Code. The current limit of such pension benefit is $118,800 per annum.

     SUPPLEMENTAL RETIREMENT PROGRAM FOR KEY EXECUTIVES
     Grand Union maintains The Grand Union Company Supplemental Retirement Program for Key Executives (the "Supplemental Plan"), a non-qualified pension plan pursuant to which certain key employees of Grand Union and its affiliates ("Participants"), including Messrs. McCaig, Louttit, Stine, Saba and Galvin, earn a pension in addition to the pension benefit to which they are entitled under the Retirement Plan. The pension benefit under the Supplemental Plan is calculated as an annual pension payable monthly (i) if the Participant is not married on his retirement date, for the Participant's life, or (ii) if the Participant is married on his retirement date, the same amount as described in clause (i) for the duration of the Participant's life and thereafter 50% of such amount for the duration of the life of the Participant's surviving spouse. The amount of the annual pension payable upon retirement at age 62 or later is determined as the "target benefit" minus the "plan offsets". The "target benefit" is an annual pension equal to (i) for a Participant having at least 15 years of credited service under the Plan, 65% of the Participant's final year's base salary, or (ii) for a Participant having less than 15 years of credited service under the Plan, the product of 4-1/3% of the Participant's final year's base salary multiplied by the Participant's number of years of credited service under the Plan. "Plan offsets" for Participants retiring at age 62 or later are equal to the sum of the Participant's (i) primary Social Security benefits payable at the later of age 62 or the Participant's actual retirement age, (ii) benefits under the Retirement Plan payable at the later of age 62 or the Participant's actual retirement age in the form of a single life annuity, and
(iii) benefits, if any, payable from the qualified retirement plan(s) of the Participant's previous employer(s). Participants may also retire early (i) at or after attaining age 50 but prior to attaining age 55, with the consent of Grand Union (the consent requirement is waived if the Participant becomes disabled or is involuntarily terminated other than for cause), or (ii) at or after age 55, without any requirement for consent by Grand Union. For Participants who retire early, the "target benefit" is reduced by 5% per year for each year the Participant is under age 62. Plan benefits are payable in an actuarially determined single sum no later than 30 days following the Participant's date of retirement or other termination of employment. In general, no Plan benefits will be paid to a Participant whose employment with Grand Union terminates prior to the Participant's attaining age 50.

     In August 1993, in consideration of non-competition and confidentiality agreements entered into by certain executives of Grand Union, including Messrs. McCaig, Louttit, Stine, Saba and Galvin, Grand Union agreed to transfer to a custodial account to be held by an independent custodian securities having a value of approximately $4.45 million, which amount approximates the benefits payable to the specified executives under the Supplemental Retirement Plan (plus a reserve of $225,000 for claims and expenses of the custodian). Such securities are to be transferred to the custodian over a four-year period, except that in the event of a "change in control" of Grand Union (as defined in the non-competition and confidentiality agreements), all such securities not previously transferred to the custodian must be transferred to the custodian. The securities are distributable to the specified executives only if Grand Union enters bankruptcy while the executives are still in the employ of Grand Union, and the value of any securities distributed to each executive reduces the amount payable to the executive pursuant to the Supplemental Plan. If an executive terminates his employment with Grand Union for any reason whatsoever prior to that event, including his retirement or death, the securities held by the custodian for his benefit are forfeited to Grand Union.

     The table below shows, on a combined basis for the Supplemental Plan and the Retirement Plan, the estimated annual benefit payable upon retirement to specified compensation and years of service classifications up to the maximum of 15 years of service. The credited years of service under these Plans for Messrs. McCaig, Louttit, Stine, Saba and Galvin are 20 years, 18 years, 26 years, 29 years and 8 years, respectively. The current compensation set forth in the Summary Compensation Table does not differ substantially from covered compensation under these Plans. The retirement benefits shown are based upon retirement at age 62 and the payment of a single-life annuity to the employee. The benefits shown do not reflect any offset as a result of primary Social Security benefits.


                                 Years of Service
     Final Average     ----------------------------------------
     Compensation         5             10          15 or more
     ------------      -------        -------       -----------

       $100,000        $21,667        $43,333        $65,000
        150,000         32,500         65,000         97,500
        200,000         43,333         86,667        130,000
        250,000         54,167        108,333        162,500
        300,000         65,000        130,000        195,000
        350,000         75,833        151,667        227,500
        400,000         86,667        173,333        260,000
        450,000         97,500        195,000        292,500
        500,000        108,333        216,667        325,000
        550,000        119,167        238,333        357,500
        600,000        130,000        260,000        390,000


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The Board of Directors of Grand Union, consisting of Messrs. Hirsch, McCaig, Fox, Louttit and Galvin, has no separate compensation committee, and compensation decisions are considered by the entire Board of Directors, subject to final approval by the Board of Directors of Holdings. Mr. McCaig is President and Chief Executive Officer of Grand Union, President and a director of Capital and President and a director of Holdings, Mr. Louttit is Executive Vice President and Chief Operating Officer of Grand Union and Mr. Galvin is Senior Vice President, Chief Financial Officer and Secretary of Grand Union. Mr. McCaig does not participate in deliberations of the Grand Union or Holdings Boards of Directors regarding his own compensation as an executive officer of Grand Union, and neither Mr. Louttit nor Mr. Galvin participates in deliberations of the Grand Union Board of Directors regarding his own compensation.

     Mr. Hirsch, who is Chairman and a director of Grand Union, Chairman and a director of Capital and Chairman and a director of Holdings, is Chairman and a director of Penn Traffic. Mr. Fox, who is a director, Vice President and Assistant Secretary of Grand Union, a director, Vice President, Secretary and Treasurer of Capital, and a director, Vice President, Secretary and Treasurer of Holdings, is Vice Chairman - Finance and a director of Penn Traffic. Messrs. Hirsch and Fox did not receive salaries from Penn Traffic and do not participate in cash bonus plans of Penn Traffic, and receive no compensation in their capacities as executive officers of Grand Union, Capital and Holdings. As described below, Messrs. Hirsch and Fox receive compensation from MTH. Penn Traffic has engaged MTH as a financial advisor and investment banker for a term ending in January 1995. Mr. McCaig is a member of the Board of Directors of Penn Traffic, for which he receives compensation of $10,000 per annum and $1,000 per Board meeting attended. Mr. Incaudo, a director of Holdings, is a director, President and Chief Executive Officer of Penn Traffic.

     The directors and officers of Holdings and Capital, and the directors of Grand Union, are not compensated for their services as such. Directors of Holdings, Capital and Grand Union receive reimbursement of reasonable expenses incidental to attendance at meetings of the Board of Directors and all committees.

     Messrs. Hirsch and Fox receive compensation from MTH. Mr. Hirsch is a general partner of the managing partner of MTH, and Mr. Fox is Executive Vice President of MTH. As described below, Grand Union has engaged MTH as a financial advisor for a term ending in July 1997.

     MTH has entered into a financial advisory agreement for a term ending in July 1997 under which MTH provides certain financial consulting and business management services to Holdings and its subsidiaries. During the period from July 1989 through July 1992, MTH received an annual fee of $600,000 for its services performed under this agreement. In connection with the Recapitalization, the agreement was amended to provide for an annual fee of

$900,000 after a reevaluation of the nature and extent of the services that have been provided by MTH from the inception of the agreement.

     In July 1992, Mr. McCaig became indebted to Holdings in the amount of $227,676, equal to income taxes incurred by him as a result of receipt of additional shares of Holdings common stock at the time of the Recapitalization. Such indebtedness is evidenced by a promissory note with a maturity of seven years, bearing no interest unless Mr. McCaig should leave the Company's employ, and is secured by, and with recourse limited to, the shares received.

     As compensation for his services in connection with the acquisition of the Company by Holdings in 1989, Mr. Hirsch received an option to purchase shares of Holdings common stock. In connection with the Recapitalization, Mr. Hirsch transferred such option and a note payable to Holdings in the amount of approximately $3.6 million to a disbursement escrow account established for the purpose of effecting various transfers of interest in Holdings common stock (the "Equity Escrow") in exchange for 8,229 shares of Holdings common stock. The note payable to Holdings has a maturity of 10 years, provides for interest equal to any cash dividends paid on the 8,229 shares of Holdings common stock and is secured by, and with recourse limited to, the 8,229 shares of Holdings common stock and any property (other than cash) distributed on or with respect to such shares.

LIMITATION OF DIRECTORS' LIABILITIES
     Section 102 of the Delaware General Corporation Law allows a corporation to eliminate the personal liability of directors of a corporation to the corporation or to any of its stockholders for monetary damages for a breach of fiduciary duty as a director, except in the case where the director breached his duty of loyalty, failed to act in good faith, engaged in intentional misconduct or knowingly violated a law, authorized the payment of a dividend or approved a stock repurchase in violation of the Delaware General Corporation Law or obtained an improper personal benefit. Under Holdings' Certificate of Incorporation, a director of Holdings shall not be liable to Holdings or its stockholders for monetary damages for breach of fiduciary duty as a director, except to the extent such exemption from liability or limitation thereof is not permitted under the General Corporation Law of Delaware.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of the date of this Report, 48,505 shares of Holdings voting Class A Common Stock, par value $.01 per share, are outstanding. As of the date of this Report, Warrants to purchase 18,750 shares of Holdings' Class A Common Stock at an exercise price of $.01 per Warrant and 26,719 shares of non-voting Class B Common Stock are also outstanding. The information in the table below presents the beneficial ownership of (i) each person known by Holdings to own beneficially more than five percent of the outstanding voting common stock of Holdings, (ii) each director of Holdings and (iii) all directors and officers of Holdings as a group.

     There are 801.5 shares of common stock, $50,000 par value per share, of Grand Union outstanding, all of which outstanding shares of common stock are beneficially owned by Capital, and 1,000 shares of common stock, $1.00 par value per share, of Capital are currently outstanding, all of which are beneficially owned by Holdings. Holdings has sole voting and investment power with respect to all shares of common stock of Capital and Capital has sole voting and investment power with respect to all shares of common stock of Grand Union.

                                                   Number of Shares of
                                                Common Stock Beneficially         Percentage of Outstanding
   Beneficial Owner                                       Owned                   Shares of Common Stock (1)
- - --------------------------------------          -------------------------         --------------------------
GAC Holdings, Limited Partnership (2)                    28,344                             58.4%
  331 Madison Avenue
  New York, New York 10017
Gary D. Hirsch (2)                                       36,573                              75.4
  331 Madison Avenue
  New York, New York 10017
Joseph J. McCaig                                          3,380                               7.0
  201 Willowbrook Boulevard
  Wayne, New Jersey 07470
Martin A. Fox (2)                                            --                                --
  331 Madison Avenue
  New York, New York 10017
Claude J. Incaudo (2)                                        --                                --
  1200 State Fair Boulevard
  Syracuse, New York 13221
Fidelity Devonshire Trust:                                8,728                              15.2
  Fidelity Equity-Income Fund
  82 Devonshire Street, F7E
  Boston, Massachusetts 02109
Fidelity Magellan Fund                                    8,728                              15.2
  82 Devonshire Street, F7E
  Boston, Massachusetts 02109
Fidelity Puritan Trust:                                   8,105                              14.3
  Fidelity Puritan Fund
  82 Devonshire Street, F7E
  Boston, Massachusetts 02109
Fidelity Fixed-Income Trust:                              3,088                               6.0
  Spartan High Income Fund
  82 Devonshire Street, F7E
  Boston, Massachusetts 02109
Nomura Securities International                           4,844                               9.1
  2 World Financial Center, 22nd Floor
  Building B
  New York, New York 10281
All directors and officers of Holdings
  as a group (4 persons) (2)                             39,953                              82.4

(1) For purposes of the computation of percentages of common stock ownership of Holdings presented in this table, a holder is deemed to beneficially own all shares which may be acquired by such holder upon exercise of warrants or conversion of shares of Class B Common Stock held by such holder which warrants are exercisable or shares of Class B Common Stock are convertible within 60 days, and such shares which may be acquired by such holder (but no shares which may be acquired by any other holder upon exercise of warrants or conversion of such shares of Class B Common Stock held by such other holder) are deemed to be outstanding. If ownership were determined on a fully diluted basis after giving effect to exercise of Warrants to purchase 18,750 shares of Class A Common Stock and including 26,719 shares of Class B Common Stock, percentages of common stock ownership would be as follows: GAC Holdings 30.2%; Gary D. Hirsch 38.9%; Joseph J. McCaig 3.6%; Fidelity Devonshire Trust: Fidelity Equity-Income Fund 9.3%; Fidelity Magellan Fund 9.3%; Fidelity Puritan Trust: Fidelity Puritan Fund 8.6%; Fidelity Fixed-Income Trust: Spartan High Income Fund 3.3%; Nomura Securities International 5.2%; and all directors and officers of Holdings as a group 42.4%.

(2) GAC Holdings Partners, Inc., a corporation controlled by MTH Holdings, is the sole general partner of GAC Holdings. MTH and certain other investors, including Mr. Hirsch, Mr. Fox, Mr. Incaudo and certain individuals affiliated with MTH, and including Penn Traffic, of which Mr. Incaudo is President and Chief Executive Officer, are limited partners of Grand
     Acquisition Company, Limited Partnership, which is the sole limited partner of GAC Holdings. Mr. Hirsch is a general partner of the managing partner of MTH. MTH and Mr. Hirsch may be deemed to share voting and dispositive power with respect to shares of common stock of Holdings owned by GAC Holdings and may be deemed the beneficial owners of such shares.

     Various investment funds and other institutional investors for which Fidelity Management & Research Company or affiliated entities ("FMR Co.") acts as investment advisor, including Fidelity Devonshire Trust: Fidelity Equity-Income Fund, Fidelity Magellan Fund, Fidelity Puritan Trust: Fidelity Puritan Fund and Fidelity Fixed-Income Trust: Spartan High Income Fund, the common stock holdings of which are set forth on the foregoing table, own shares representing approximately 26.5% of the shares of common stock of Holdings on a fully diluted basis, all of which shares are shares of Class B Common Stock (see "Description of the Holdings Capital Stock-Class B Common Stock"). Various investment funds and other institutional investors for which FMR Co. acts as investment advisor, including the entities named in the preceding sentence, the common stock holdings of which are set forth on the foregoing table, also acquired Warrants to purchase for a nominal price approximately 10.2% of the common stock of Holdings on a fully diluted basis in connection with purchases of Senior Zero Coupon Notes and Senior Subordinated Zero Coupon Notes issued by Capital as part of the Recapitalization.

THE MANAGEMENT SUBSCRIPTION AGREEMENTS
     Pursuant to the terms of subscription agreements which were entered into shortly before the closing of the acquisition of GUAC by Holdings (collectively, the "Management Subscription Agreements"), between Holdings and the Management Investors, the Management Investors purchased shares (the "Management Shares") of common stock of Holdings representing (prior to the Recapitalization) approximately 13.4% of the Holdings common stock on a fully diluted basis for consideration of $1,000 per share in cash or the contribution of 1.45748 shares of GUAC common stock for one share of Holdings common stock. The Management Subscription Agreements were amended in connection with the Recapitalization. Pursuant to the terms of the Management Subscription Agreements, as amended, each Management Investor has agreed that, for a period of five years from the date of consummation of the Recapitalization, no Management Investor will sell, distribute, transfer, assign, pledge, hypothecate or otherwise dispose of or encumber any of their Management Shares, except under the circumstances and on the terms and conditions specified in the Management Subscription Agreements. The Management Subscription Agreements, as amended, provide that the Management Investors will have demand registration rights with respect to the Management Shares after the earlier of (x) the sale of 20% or more of the then outstanding shares of Holdings common stock in a registered public offering, (y) the fifth anniversary of the date of the consummation of the Recapitalization or (z) the occurrence of certain other events specified therein. The Management Subscription Agreements, as amended, also provide that if a Management Investor ceases to be employed by the Company under certain circumstances or, upon the seventh anniversary of the date of the consummation of the Recapitalization, the Management Investor will have the right to require Holdings to repurchase all of such Management Investor's Management Shares at a price equal to the fair market value of such Management Shares. Holdings would not be obligated to purchase any Management Shares, however, if such a purchase would result in an event of default under its preferred stock or under any of its indebtedness. In connection with the Recapitalization, certain Management Investors received, through the Equity Escrow, approximately 2,530 shares of Holdings common stock. After giving effect to the receipt of such shares and to certain purchases and sales of shares of Holdings common stock by members of management of Grand Union in connection with the Recapitalization and in connection with the sale of the Southern Region, the Management Investors own shares representing approximately 12.7% of the shares of Holdings common stock on a fully diluted basis.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Those members of the management of Grand Union who received additional shares of Holdings common stock at the time of the Recapitalization (as described under "The Management Subscription Agreements" above), became indebted to Holdings in amounts (aggregating approximately $500,000 for all management investors) equal to income taxes incurred by them as a result of receipt of such shares. Such indebtedness is evidenced by individual promissory notes with a maturity of seven years, bearing no interest unless the obligor should leave the

Company's employ, and are secured by, and with recourse limited to, the shares received. Among the management investors from whom Holdings holds such notes is Mr. McCaig, who is indebted to Holdings in the amount of $227,676.

     As compensation for his services in connection with the acquisition of GUAC by Holdings, Mr. Hirsch received an option to purchase shares of Holdings common stock. In connection with the Recapitalization, Mr. Hirsch transferred such option and a note payable to Holdings in the amount of approximately $3.6 million to the Equity Escrow in exchange for 8,229 shares of Holdings common stock. The note payable to Holdings has a maturity of 10 years, provides for interest equal to any cash dividends paid on the 8,229 shares of Holdings common stock and is secured by, and with recourse limited to, the 8,229 shares of Holdings common stock and any property (other than cash) distributed on or with respect to such shares.

     MTH has entered into a financial advisory agreement for a term ending in July 1997 under which MTH provides certain financial consulting and business management services to Holdings and its subsidiaries. During the period from July 1989 through July 1992, MTH received an annual fee of $600,000 for its services performed under this agreement. In connection with the Recapitalization, the agreement was amended to provide for an annual fee of $900,000 after a reevaluation of the nature and extent of the services that have been provided by MTH from the inception of the agreement.

     At the time of the acquisition of GUAC by Holdings in July 1989, Grand Union and P&C Foods, which is controlled by MTH, operated stores in some of the same geographic areas in Vermont and upstate New York. In connection with the acquisition, agreements were entered into with federal and state antitrust authorities which required the divestiture of 16 Grand Union stores or P&C Foods stores. The divestitures required by these agreements were completed on July 30, 1990. Thirteen of the sixteen stores divested were P&C Foods stores.

     In a related transaction, on July 30, 1990, P&C Foods and Grand Union entered into an operating agreement (the "Operating Agreement") pursuant to which Grand Union acquired the right to operate P&C Foods' thirteen remaining stores in New England under the Grand Union name until July 2000, with an option to extend the term of such operation for an additional five years. P&C Foods also granted Grand Union an option to purchase such stores. In connection with these transactions, Grand Union agreed to pay P&C Foods a minimum annual fee which will average $10.7 million per year during the ten-year lease term plus, beginning with the year commencing July 31, 1992, additional contingent fees of up to $700,000 per year based upon sales performance of the stores operated by Grand Union. In addition, Grand Union paid P&C Foods $7.5 million for the option to purchase the stores. Pursuant to the terms of the Operating Agreement, a $15 million prepayment of the annual fee was made to P&C Foods in connection with the Recapitalization.

     Pursuant to the terms of the Operating Agreement, in April 1992, Grand Union purchased P&C Foods' White River Junction, Vermont warehouse for cash consideration of approximately $5 million.

     In September 1993, Grand Union entered into a program to consolidate the purchasing and distribution of health and beauty care products and general merchandise with Penn Traffic. Under this program, Grand Union procures health and beauty care products for both Grand Union and Penn Traffic, and Penn Traffic procures general merchandise for both Penn Traffic and Grand Union. Grand Union's general merchandise warehouse in Montgomery, New York is used to store and distribute general merchandise and health and beauty care products to Grand Union stores and to certain of Penn Traffic's stores and wholesale customers. Under the arrangement, Penn Traffic owns the inventory of general merchandise and health and beauty care products located at the Montgomery warehouse and shares the cost of operating the warehouse in an amount proportionate to Penn Traffic's usage of the facility. Grand Union expects that this program will improve the variety of general merchandise products offered to the consumer in the Company's stores and will reduce product procurement costs for general merchandise and health and beauty care products.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     See Item 8.

REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this Report.

EXHIBITS (REGULATION S-K ITEM 601)


Exhibit
Number                       Description of Document
- - -------                      -----------------------
   2.1 Stock Purchase Agreement dated as of April 8, 1989 among GU Acquisition Corporation ("GUAC"), GND Holdings Corporation (which has changed its name to Grand Union Holdings Corporation) ("Holdings") and the stockholders of GUAC named therein, incorporated by reference to Exhibit No. 2.1 to The Grand Union Company's Registration Statement on Form S-1 (Registration No. 33-29707) (the "1989 Grand Union Registration Statement").
   3.1 Certificate of Incorporation of Grand Union, as amended ("Capital"), incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-1 of Grand Union, Grand Union Capital Corporation ("Capital") and Holdings (Registration No. 33-48282) (the "1992 Grand Union Registration Statement").
   3.2 By-laws of Grand Union, incorporated by reference to Exhibit No. 3.4 to the 1992 Grand Union Registration Statement.
   3.2A Amendment to By-laws of Grand Union, incorporated by reference to Exhibit No. 3.4A to the 1992 Grand Union Registration Statement.
   4.1 Indenture dated as of October 18, 1993, among Grand Union, as Issuer, Capital, as Guarantor and United States Trust Company of New York ("U.S. Trust"), as Trustee for the 12 1/4% Senior Subordinated Notes Due 2002, Series A, including form of the 12 1/4% Senior Subordinated Note Due 2002, incorporated by reference to Exhibit No. 4.1 to Grand Union's Registration Statement on Form S-1 (Registration No. 33-70956) ( the "October 1993 Grand Union Registration Statement").
   4.2 Indenture dated as of January 28, 1993, among Grand Union, as Issuer, Capital and Holdings, as Guarantors and First Trust of California, National Association, as Trustee for the 11 3/8% Senior Notes Due 1999, including form of the 11 3/8% Senior Note Due 1999, incorporated by reference to Exhibit No. 4.11 to The Grand Union Company's Report on 10-Q dated February 2, 1993 (the "Grand Union 10-Q").
   4.3 Indenture dated as of July 22, 1992, among Grand Union, Capital, Holdings and First Trust National Association, as Trustee ("First Trust") for the Grand Union 11 1/4% Senior Notes Due 2000, including form of 11 1/4% Senior Note Due 2000, incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form S-1 of Capital and Holdings (Registration No. 33-50496) (the "Capital Registration Statement").
   4.4 Indenture dated as of July 22, 1992, among Grand Union, Capital, Holdings and U.S. Trust, as Trustee for the Grand Union 12 1/4% Senior Subordinated Notes Due 2002, including form of 12 1/4% Senior Subordinated Note Due 2002, incorporated by reference to Exhibit No.
           4.2 to the Capital Registration Statement.
   4.5 Borrower Pledge Agreement dated as of July 22, 1992 made by Grand Union to Bankers Trust Company ("Bankers Trust"), as Collateral Agent, incorporated by reference to Exhibit No. 10.9 to the Capital Registration Statement.
   4.5A First Amendment dated as of January 28, 1993 to the Pledge Agreement filed as Exhibit No. 4.5, incorporated by reference to Exhibit No. 4.13A to the Grand Union 10-Q.
   4.6 Borrower Security Agreement dated as of July 22, 1992, between Grand Union and Bankers Trust, as Collateral Agent, incorporated by reference to Exhibit No. 10.12 to the Capital Registration Statement.
   4.6A First Amendment dated as of January 28, 1993 to the Borrower Security Agreement filed as Exhibit No. 4.6, incorporated by reference to Exhibit No. 4.14A to the Grand Union 10-Q.

Exhibit
Number                       Description of Document
- - -------                      -----------------------
   4.7 Indenture dated as of March 2, 1988 for GUAC 13% Senior Subordinated Notes Due 1998, including form of the GUAC 13% Senior Subordinated Note Due 1998, by and between GUAC and Manufacturers Hanover Trust Company, as Trustee, incorporated by reference to Exhibit No. 4.1 to GUAC's Registration Statement on Form S-1 (Registration No. 33-22398) (the "GUAC Registration Statement").
   4.7A Supplemental Indenture dated as of August 10, 1989 to the Indenture filed as Exhibit No. 4.7, incorporated by reference to Exhibit No. 4.1A to the GUAC Registration Statement.
   4.7B Supplemental Indenture dated as of December 19, 1990 to the Indenture filed as Exhibit No. 4.7, incorporated by reference to Exhibit No. 4.1B to the GUAC Registration Statement.
   4.7C Supplemental Indenture dated as of July 22, 1992 to the Indenture filed as Exhibit No. 4.7, incorporated by reference to Exhibit
           No. 4.7C to the Capital Registration Statement.
   4.8 Registration Rights Agreement dated as of March 2, 1988 by and among GUAC and the purchasers of the GUAC 13% Senior Subordinated Notes Due 1998 listed on the signature page thereof, incorporated by reference to Exhibit No. 4.2 to the GUAC Registration Statement.
   4.9 Note Purchase Agreement dated as of October 18, 1993, among Grand Union, Capital and BT Securities Corporation incorporated by reference to Exhibit No. 4.1 to the October 1993 Grand Union Registration Statement.
   4.10 Form of Note Purchase Agreement dated as of January 28, 1993, among Grand Union, Capital, Holdings and the Purchasers named therein, incorporated by reference to Exhibit No. 4.12 to the Grand Union 10-Q.
  10.1 Form of Management Subscription Agreement entered into by and between Holdings and each of certain members of management of Grand Union, all dated as of July 14, 1989, providing, in the aggregate, for the purchase of 12,358 shares of common stock of Holdings, incorporated by reference to Exhibit No. 10.3 to 1989 Grand Union Registration Statement.
  10.1A Form of Amendment to Management Subscription Agreement entered into by and between Holdings and each of certain members of management of Grand Union, all dated as of July 22, 1992, incorporated by reference to Exhibit No. 10.1A to the Capital Registration Statement.
  10.2 Agreement to Hold Separate dated July 17, 1989 by and among MTH Holdings Inc. ("MTH Holdings"), GUAC, Salomon Inc and the Federal Trade Commission (the "FTC") entered into in the matter of MTH Holdings and GUAC before the FTC, incorporated by reference to Exhibit No. 10.5 to the 1989 Grand Union Registration Statement.
  10.3 Agreement containing Consent Order among MTH Holdings, GUAC and the FTC entered into in the matter of MTH Holdings and GUAC before the FTC, incorporated by reference to Exhibit No. 10.6 to the 1989 Grand Union Registration Statement.

Exhibit
Number     Description of Document
- - -------    -----------------------
  10.4     Assurance dated July 6, 1989 pursuant to 9 Vermont Statutes Annotated
           Section 2459 by and among MTH Holdings, P&C Food Markets, Inc. ("P&C Foods"), GUAC and the Attorney General of the State of Vermont, incorporated by reference to Exhibit No. 10.7 to the 1989 Grand Union Registration Statement.
  10.5 Asset Purchase Agreement, dated as of January 25, 1990, by and between Grand Union and Price Chopper Operating Co. of Vermont, Inc., incorporated by reference to Exhibit No. 10.15 to Holdings Registration Statement on Form S-1 (Registration No. 33-32879) (the "Holdings Registration Statement").
  10.6 Asset Purchase Agreement, dated as of February 9, 1990, by and between Grand Union and Price Chopper Operating Co., Inc., incorporated by reference to Exhibit No. 10.49 to the GUAC Registration Statement.
  10.7 Agreement and Master Sublease dated as of July 30, 1990, by and between Grand Union and P&C Foods, incorporated by reference to Exhibit No. 10.18 to Holdings' Report on Form 10-Q dated July 21, 1990 (Commission File No. 33-29707).
  10.8 Credit Agreement dated as of July 14, 1992, among Grand Union, Capital, Holdings, the lending institutions party thereto, Bankers Trust, as Agent, and Midlantic National Bank, as Co-Agent, incorporated by reference to Exhibit No. 10.8 to the Capital Registration Statement.
  10.8A First Amendment dated as of January 15, 1993 to the Credit Agreement filed as Exhibit No. 10.8, incorporated by reference to Exhibit No. 10.32A to the Grand Union 10-Q.
  10.8B Second Amendment dated as of January 16, 1993 to the Credit Agreement filed as Exhibit No. 10.8, incorporated by reference to Exhibit No. 10.32B to the Grand Union 10-Q.
  10.8C Third Amendment dated as of April 1, 1993 to the Credit Agreement filed as Exhibit No. 10.8, incorporated by reference to Exhibit
           No. 10.8C to the Registration Statement on Form S-1 of Grand Union and Capital (Registration No. 33-58438) (the "1993 Grand Union Registration Statement").
  10.8D Fourth Amendment dated as of June 28, 1993 to the Credit Agreement filed as Exhibit No. 10.8, incorporated by reference to Holdings Report on Form 10-K for the fiscal year ended April 3, 1993.
  10.8E Fifth Amendment dated as of July 13, 1993 to the Credit Agreement filed as Exhibit No. 10.8, incorporated by reference to Exhibit
           No. 10.8E to the 1993 Grand Union Registration Statement.
  10.8F Sixth Amendment dated as of September 8, 1993 to the Credit Agreement filed as Exhibit 10.8 incorporated by reference to Exhibit No. 10.8F to the October 1993 Grand Union Registration Statement.
  10.9 Borrower Pledge Agreement dated as of July 22, 1992, made by Grand Union to Bankers Trust, as Collateral Agent (included in Exhibit No. 4.5), incorporated by reference to Exhibit No. 10.9 to the Capital Registration Statement.
  10.9A First Amendment dated as of January 28, 1993 to the Borrower Pledge Agreement filed as Exhibit No. 10.09, incorporated by reference to Exhibit No. 4.13A to the Grand Union 10-Q.
  10.10 Pledge Agreement, dated as of July 22, 1992, made by Holdings to Bankers Trust, as Collateral Agent, incorporated by reference to Exhibit No. 10.10 to the Capital Registration Statement.
  10.10A First Amendment dated as of January 28, 1993 to the Pledge Agreement filed as Exhibit No. 10.10, incorporated by reference to Exhibit
           No. 10.35A to the Grand Union 10-Q.
  10.11 Pledge Agreement, dated as of July 22, 1992, made by Capital to Bankers Trust, as Collateral Agent, incorporated by reference to Exhibit No. 10.11 to the Capital Registration Statement.
  10.11A First Amendment dated as of January 28, 1993 to the Pledge Agreement filed as Exhibit No. 10.11, incorporated by reference to Exhibit
           No. 10.36A to the Grand Union 10-Q.
  10.12 Borrower Security Agreement dated as of July 22, 1992, between Grand Union and Bankers Trust, as Collateral Agent, incorporated by reference to Exhibit No. 10.12 to the Capital Registration Statement.
  10.12A First Amendment dated as of January 28, 1993 to the Borrower Security Agreement filed as Exhibit No. 10.12, incorporated by reference to Exhibit No. 4.14A to the Grand Union 10-Q.
  10.13 Escrow Agreement dated as of July 22, 1992, between Holdings and Bankers Trust, as Escrow Agent, incorporated by reference to Exhibit No. 10.13 to the Capital Registration Statement.

Exhibit
Number     Description of Document
- - -------    -----------------------
  10.14 Stock Purchase Agreement dated as of July 22, 1992, by and between Holdings and the purchasers of Class B Common Stock of Holdings named therein, incorporated by reference to Exhibit No. 10.14 to the Capital Registration Statement.
  10.15 Agreement dated as of July 22, 1992, by and among GAC Holdings Limited Partnership ("GAC Holdings"), Holdings and Gary D. Hirsch, incorporated by reference to Exhibit No. 10.15 to the Capital Registration Statement.
  10.16 Financial Advisory Agreement dated July 22, 1992, by and between Grand Union and Miller Tabak Hirsch + Co., incorporated by reference to Exhibit No. 10.16 to the Capital Registration Statement.
  10.17 Equity Escrow Agreement dated as of July 22, 1992, by and among GAC Holdings, Holdings, Salomon Brothers Holding Company Inc, and
           Gary D. Hirsch and U.S. Trust, as Escrow Agent, incorporated by reference to Exhibit No. 10.17 to the Capital Registration
           Statement.
  10.18 Asset Purchase Agreement dated as of February 4, 1993, between The Great Atlantic & Pacific Tea Company, Inc. and Grand Union, incorporated by reference to Exhibit No. 2.1 to The Grand Union Company's Report on Form 8-K dated February 4, 1993.
  10.19 Asset Purchase Agreement dated as of September 20, 1993 among Foodarama Supermarkets, Inc., ShopRite of Malverne, Inc. and Grand Union.
 *10.20 Second Amendment and Restatement of The Grand Union Company Supplemental Retirement Program for Key Executives adopted as of April 1, 1993, incorporated by reference to Exhibit No. 10.20 to Holdings' Report on Form 10-K dated July 1, 1994.
 *10.21 Form of Non-Competition and Confidentiality Agreement entered into by Grand Union and certain executives (including Messrs. McCaig, Louttit, Saba, Stine, Galvin and Lennon) dated as of August 25, 1993, incorporated by reference to Exhibit No. 10.21 to Holdings' Report on Form 10-K dated July 1, 1994.
  10.22 Custodian Agreement dated as of August 25, 1993 between Grand Union and United States Trust Company of New York, incorporated by reference to Exhibit No. 10.22 to Holdings' Report on Form 10-K dated July 1, 1994.
  21.1     Subsidiaries of Grand Union, incorporated by reference to Exhibit
           No. 22.1 to the 1993 Grand Union Registration Statement.

- - -------------------
*  Compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE GRAND UNION COMPANY
                                        (Registrant)

                                     /s/ Martin A. Fox
                            --------------------------------------
                                        Martin A. Fox
                            Vice President and Assistant Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  SIGNATURE                             TITLE                           DATE

/s/ Gary D. Hirsch            Director and Chairman                 July 1, 1994
- - --------------------------
Gary D. Hirsch


/s/ Martin A. Fox             Director, Vice President and          July 1, 1994
- - --------------------------     Assistant Secretary
Martin A. Fox

/s/ Joseph J. McCaig          Director, President and Chief         July 1, 1994
- - --------------------------     Executive Officer (Principal
Joseph J. McCaig               Executive Officer)


/s/ William A. Louttit        Director, Executive Vice              July 1, 1994
- - --------------------------     President and Chief
William A. Louttit             Operating Officer


/s/ Robert Terrence Galvin    Director, Senior Vice                 July 1, 1994
- - --------------------------     President, Chief Financial
Robert Terrence Galvin         Officer and Secretary
                               (Principal Financial Officer)

/s/ Kenneth R. Baum           Vice President and Controller         July 1, 1994
- - --------------------------     (Principal Accounting Officer)
Kenneth R. Baum

                        REPORT OF INDEPENDENT ACCOUNTANTS







To the Board of Directors and Stockholders of Grand Union Holdings Corporation

    In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 14 present fairly, in all material respects, the financial position of Grand Union Holdings Corporation and its subsidiaries at April 3, 1993 and April 2, 1994, and the results of their operations and their cash flows for the 52 weeks ended March 28, 1992, the 53 weeks ended April 3, 1993 and the 52 weeks ended April 2, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", effective April 4, 1993 and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective March 29, 1992.


PRICE WATERHOUSE
New York, New York
June 1, 1994

                        GRAND UNION HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                       52 Weeks       53 Weeks       52 Weeks
                                                                         Ended          Ended          Ended
                                                                       March 28,      April 3,       April 2,
                                                                         1992           1993           1994
                                                                      -----------    -----------    -----------
                                                                          (in thousands except share data)

Sales                                                                 $2,968,466     $2,833,987     $2,477,339
Cost of sales                                                         (2,150,338)    (2,032,481)    (1,766,303)
                                                                      ----------     ----------     ----------
Gross profit                                                             818,128        801,506        711,036
Operating and administrative expenses                                   (619,927)      (606,178)      (531,839)
Depreciation and amortization                                            (78,721)       (80,551)       (78,577)
Charge relating to early retirement program                                   --             --         (4,468)
Loss on disposal of the Southern Region                                       --       (198,000)            --
Recapitalization expense                                                      --         (3,516)            --
Interest expense:
 Debt:
  Obligations requiring current cash interest                            (76,357)      (107,644)      (128,661)
  Obligations requiring no current cash interest                         (65,325)       (44,271)       (35,354)
 Capital lease obligations                                               (12,301)       (13,191)       (14,951)
 Amortization of deferred financing fees                                 (18,018)        (9,378)        (4,831)
                                                                      ----------     ----------     ----------
Loss before income taxes, extraordinary charges and
 cumulative effect of accounting change                                  (52,521)      (261,223)       (87,645)
Income tax provision                                                     (12,532)        (4,535)            --
                                                                      ----------     ----------     ----------
Loss before extraordinary charges and cumulative effect
 of accounting change                                                    (65,053)      (265,758)       (87,645)
Extraordinary charges relating to early extinguishment of debt                --        (47,663)            --
Cumulative effect of accounting change                                        --             --        (30,308)
                                                                      ----------     ----------     ----------
Net loss                                                                 (65,053)      (313,421)      (117,953)
Accrued preferred stock dividends                                        (12,856)       (14,623)       (16,011)
                                                                      ----------     ----------     ----------
Net loss applicable to common stock                                     $(77,909)     $(328,044)     $(133,964)
                                                                      ----------     ----------     ----------
                                                                      ----------     ----------     ----------


Weighted average number of common shares outstanding                      75,000         75,249         75,258
                                                                      ----------     ----------     ----------
                                                                      ----------     ----------     ----------
Per Share Data:
  Loss applicable to common stock before extraordinary
    charges and cumulative effect of accounting change
    (after accrued preferred stock dividends)                         $(1,038.79)    $(3,726.05)    $(1,377.34)
                                                                      ----------     ----------     ----------
                                                                      ----------     ----------     ----------
  Extraordinary charges                                                       --       $(633.40)            --
                                                                      ----------     ----------     ----------
                                                                      ----------     ----------     ----------
  Cumulative effect of accounting change                                      --             --       $(402.72)
                                                                      ----------     ----------     ----------
                                                                      ----------     ----------     ----------
  Net loss applicable to common stock                                 $(1,038.79)    $(4,359.45)    $(1,780.06)
                                                                      ----------     ----------     ----------
                                                                      ----------     ----------     ----------

          See accompanying notes to consolidated financial statements.

                        GRAND UNION HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEET




                                                                                    April 3, 1993  April 2, 1994
                                                                                    -------------  -------------
                                                                                           (in thousands)
ASSETS
Current assets:
  Cash and temporary cash investments                                                   $69,651        $44,294
  Receivables                                                                            24,567         37,072
  Inventories                                                                           235,222        206,063
  Other current assets                                                                   16,141         17,444
                                                                                     ----------     ----------
    Total current assets                                                                345,581        304,873
Property                                                                                360,179        400,554
Goodwill                                                                                567,500        563,276
Beneficial leases                                                                        39,039         33,074
Deferred financing fees                                                                  51,777         48,721
Other assets                                                                             54,089         43,726
                                                                                     ----------     ----------
                                                                                     $1,418,165     $1,394,224
                                                                                     ----------     ----------
                                                                                     ----------     ----------


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt                                                     $466           $914
  Current portion of obligations under capital leases                                     6,144          7,099
  Accounts payable and accrued liabilities                                              283,032        238,225
                                                                                     ----------     ----------
    Total current liabilities                                                           289,642        246,238
                                                                                     ----------     ----------
Long-term debt                                                                        1,291,097      1,404,089
                                                                                     ----------     ----------
Obligations under capital leases                                                        104,791        120,140
                                                                                     ----------     ----------
Other noncurrent liabilities                                                            103,191        113,810
                                                                                     ----------     ----------
Commitments and contingencies
Redeemable stock:
  Class A common stock, $.01 par value                                                    9,547          9,407
  Preferred stock (liquidation preference $145,312,000 in aggregate)                    130,240        145,312
                                                                                     ----------     ----------
    Total redeemable stock                                                              139,787        154,719
                                                                                     ----------     ----------
Nonredeemable common stock and stockholders' deficit:
  Class A common stock, $.01 par value; authorized 473,281 shares; issued and outstanding 48,669 and 48,505 shares (net of treasury shares) less
   12,096 and 11,932 shares, respectively, shown as redeemable common stock                   1              1
  Class B common stock, $.01 par value; 26,719 authorized, issued and
   outstanding                                                                               --             --
  Treasury stock; 164 shares of Class A common stock at cost                                 --           (156)
  Accumulated deficit                                                                  (510,344)      (644,617)
                                                                                     ----------     ----------
    Total nonredeemable common stock and stockholders' deficit                         (510,343)      (644,772)
                                                                                     ----------     ----------
                                                                                     $1,418,165     $1,394,224
                                                                                     ----------     ----------
                                                                                     ----------     ----------

          See accompanying notes to consolidated financial statements.

                        GRAND UNION HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                        52 Weeks      53 Weeks       52 Weeks
                                                                         Ended         Ended           Ended
                                                                       March 28,      April 3,       April 2,
                                                                         1992          1993            1994
                                                                      -----------    -----------    ----------
                                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net loss                                                              $(65,053)     $(313,421)     $(117,953)
  Adjustments to reconcile net loss to net cash provided by
   (used for) operating activities:
    Extraordinary charges on early extinguishment of debt                     --         47,663             --
    Cumulative effect of accounting change                                    --             --         30,308
    Write-off of goodwill and beneficial leases and loss on fixed
     assets related to the disposal of the Southern Region                    --        137,017             --
    Depreciation and amortization                                         78,721         80,551         78,577
    Charge relating to early retirement program                               --             --          4,468
    Noncash interest                                                      65,325         44,271         35,354
    Amortization of deferred financing fees                               18,018          9,378          4,831
    Receivables                                                           (4,333)          (878)       (12,505)
    Inventories                                                          (13,833)       (14,467)        29,159
    Other current assets                                                     768         (3,485)        (1,303)
    Accounts payable and accrued liabilities                              13,606         27,160        (44,807)
    Other                                                                 (5,930)        13,393        (18,039)
                                                                      -----------    -----------    ----------
 Net cash provided by (used for) operating activities                     87,289         27,182        (11,910)
                                                                      -----------    -----------    ----------
INVESTMENT ACTIVITIES:
  Capital expenditures                                                   (29,293)       (58,089)       (81,029)
  Disposals of property                                                    4,787          1,394            584
  Proceeds relating to the sale of the fixed assets of the
   Southern Region                                                            --         25,000             --
  Refunded insurance deposits                                                650         11,636             --
  Prepayment under P&C Food Markets, Inc. operating agreement                 --        (15,000)            --
                                                                      -----------    -----------    ----------
 Net cash used for investment activities                                 (23,856)       (35,059)       (80,445)
                                                                      -----------    -----------    ----------
FINANCING ACTIVITIES:
  Proceeds from the issuance of long-term debt                            15,660      1,443,421         77,661
  Obligations under capital leases discharged                             (7,629)        (9,644)        (8,218)
  Loan placement fees                                                     (5,310)       (63,643)        (1,775)
  Retirement of long-term debt                                           (58,852)    (1,348,762)          (514)
  Purchase of redeemable Class A common stock                                 --             --           (156)
  Capital contribution                                                        --          5,004             --
  Proceeds from issuance of warrants                                          --          1,187             --
  Proceeds from issuance of common stock                                      --            369             --
  Premiums on debt retirement                                                 --        (24,086)            --
                                                                      -----------    -----------    ----------
 Net cash provided by (used for) financing activities                    (56,131)         3,846         66,998
                                                                      -----------    -----------    ----------
Increase (decrease) in cash and temporary cash investments                 7,302         (4,031)       (25,357)
Cash and temporary cash investments at beginning of year                  66,380         73,682         69,651
                                                                      -----------    -----------    ----------
Cash and temporary cash investments at end of year                       $73,682        $69,651        $44,294
                                                                      -----------    -----------    ----------
                                                                      -----------    -----------    ----------

          See accompanying notes to consolidated financial statements.

                        GRAND UNION HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Grand Union Holdings Corporation ("Holdings" or the "Company"), a Delaware corporation, and Grand Union Capital Corporation ("Capital"), a Delaware corporation which is a wholly owned subsidiary of Holdings, are companies whose principal asset is the capital stock of The Grand Union Company ("Grand Union"), a Delaware corporation and a wholly owned subsidiary of Capital. Grand Union operates retail food stores in seven northeastern states.

  FISCAL YEAR.
    The Company's fiscal year ends on the Saturday nearest the last day of March.

  PRINCIPLES OF CONSOLIDATION.
    The consolidated financial statements include the accounts of Holdings and
    its subsidiaries, all of which are wholly owned.   Intercompany transactions
    and balances have been eliminated.

  TEMPORARY CASH INVESTMENTS.
    For purposes of the Statement of Cash Flows, temporary cash investments consist of short-term investments in highly liquid securities and cash equivalents, with initial maturities of three months or less, including certificates of deposit, banker's acceptances, commercial paper, repurchase agreements and investments in direct obligations of the Government of the United States of America.

  INVENTORY VALUATION.
    Grocery and general merchandise inventories are valued at the lower of last-in, first-out ("LIFO") cost or market in order to more accurately match costs and related revenues. At April 3, 1993 and April 2, 1994, approximately $200,377,000 and $173,661,000, respectively, of grocery and general merchandise inventories were valued using the LIFO method. Replacement cost exceeded LIFO cost of these inventories by approximately $5,799,000, $7,178,000 and $8,106,000 at March 28, 1992, April 3, 1993 and
    April 2, 1994, respectively. During the current year, inventory levels were reduced resulting in a liquidation of LIFO inventories carried at a value lower than current cost. Net loss was decreased by approximately $1,160,000 as a result of this liquidation. Perishable inventories are valued at the lower of average cost or market, which adequately provides for the matching of costs and related revenues due to the rapid turnover of such inventories.

  PROPERTY.
    Buildings, fixtures and equipment and leasehold improvements are recorded at cost and include interest on the funds borrowed to finance construction. Depreciation and amortization of buildings, fixtures and equipment and leasehold improvements is computed using the straight line method over estimated useful lives ranging from three to forty years. Properties held under capital leases are capitalized net of gains on sale leaseback transactions and are amortized using the straight line method over the life of each lease.

  PRE-OPENING COSTS.
    Store pre-opening costs are charged to expense as incurred.

  GOODWILL.
    Goodwill is amortized using the straight line method over a 40 year life. Management periodically reassesses the appropriateness of both the carrying value and remaining life of goodwill, principally based on forecasts of operating cash flow less significant anticipated cash requirements such as capital expenditures and debt repayments. Additionally, the Company considers other factors such as its anticipated ability to access capital markets in the future. At April 3, 1993 and April 2, 1994, accumulated amortization was $57,723,000 and $73,779,000, respectively.

  BENEFICIAL LEASES.
    Amortization of beneficial leases is computed using the straight line method over the average lease life, which approximates ten years. At April 3, 1993 and April 2, 1994, accumulated amortization was $21,702,000 and $27,570,000, respectively.

  DEFERRED FINANCING FEES.
    Financing fees are deferred and amortized over the expected life of the
    related loan.   At April 3, 1993 and April 2, 1994, accumulated amortization was $3,780,000 and $8,610,000, respectively.

  INCOME TAXES.
    In the fiscal year ended April 3, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS No. 109"), retroactive to March 29, 1992. FAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS No. 109 generally considers all expected future events other than enactments of changes in the tax law or tax rates. The retroactive adoption of FAS No. 109 had no effect on the Company's financial statements.

  PENSION PLANS.
    The Company maintains a noncontributory, trusteed pension plan covering eligible employees and a supplemental nonqualified, nontrusteed plan for certain executives. The Company's policy is to fund pension amounts which satisfy the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

  POSTRETIREMENT BENEFITS.
    Effective April 4, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS No. 106"), which requires the Company to accrue the estimated cost of retiree benefit payments during the years each employee provides services. The Company has elected to recognize the cumulative effect of this obligation, an increase in accrued postretirement benefit costs and in net loss of $30,308,000 ($402.03 per share), at April 4, 1993.

  SELF INSURANCE.
    Grand Union self insures workers' compensation, automobile liability, general liability and non-union employee medical costs up to varying deductible limits. Grand Union carries third party insurance in excess of such limits. Reserves are provided for the estimated whole dollar settlement value up to the deductible limits of all claims occurring during each policy year.

  STORE CLOSURE EXPENSE.
    Estimated whole dollar net costs of holding and disposing of closed stores are provided as of the date the store is closed.

  FAIR VALUE OF FINANCIAL INSTRUMENTS.
    The carrying amount of cash and temporary cash investments, receivables and accounts payable and accrued liabilities approximates fair value. The fair value of long-term debt and redeemable stock is based on quoted market prices provided by an investment banking firm. The fair value of interest rate swap agreements is the amount at which such agreements could be settled, based on estimates from counterparties.

 NET LOSS PER SHARE OF COMMON STOCK.
    Net loss per share of common stock is based upon the weighted average number of shares of common stock outstanding. Fully diluted net loss per share has not been presented since the amounts are antidilutive.

  RECLASSIFICATIONS
    Certain reclassifications have been made in the prior years' financial statements to conform to classifications used in the current year.


NOTE 2 - ACQUISITION OF LONG ISLAND STORES

    On October 18, 1993, Grand Union acquired five supermarket locations on Long Island. The cost of the acquisition included cash consideration of approximately $16,100,000 (of which approximately $6,000,000 was allocated to property, equipment and leasehold improvements and approximately $10,100,000 was allocated to goodwill) and approximately $2,200,000 for store inventory. The goodwill is being amortized over 40 years. The acquisition was financed through the application of a portion of the proceeds of the sale to institutional investors of $50,000,000 principal amount of 12 1/4% Senior Subordinated Notes Due 2002, Series A (the "Series A Senior Subordinated Notes") on October 18, 1993.


NOTE 3 - LOSS ON DISPOSAL OF THE SOUTHERN REGION

    On March 29, 1993, Grand Union sold 48 of its 51 Southern Region stores to a single buyer and closed and subleased the remaining three stores. The transaction yielded total gross proceeds of approximately $43,000,000, excluding the assumption of capital leases of approximately $4,500,000, of which $25,000,000 related to fixed assets and $17,500,000 related to inventory.

    The Company recognized a loss of $198,000,000 on the disposal of the Southern Region. The loss is comprised of the following (in thousands):


Write-off of goodwill and beneficial leases                                                           $106,389
Difference between proceeds received and the book value of tangible assets                              37,244
Reserve for remaining Southern Region real estate                                                       26,948
Employee termination expenses                                                                            9,846
Operating loss of the Southern Region subsequent to the date the decision was made to
 sell the region                                                                                         6,971
Other                                                                                                   10,602
                                                                                                      --------
                                                                                                      $198,000
                                                                                                      --------
                                                                                                      --------


    The following unaudited pro forma summary represents the consolidated results of the operations of the Company as though the disposal of the Southern Region had taken place as of the beginning of the period presented (in thousands except per share amount).


                                                                                                      53 Weeks
                                                                                                        Ended
                                                                                                    April 3, 1993
                                                                                                    -------------
Sales                                                                                               $2,562,796
Gross profit                                                                                           730,146
Loss before income taxes and extraordinary charges                                                     (60,205)
Net loss applicable to common stock                                                                   (127,026)
Net loss per share applicable to common stock                                                        (1,688.08)

NOTE 4 - RECAPITALIZATION AND EXTRAORDINARY CHARGES

    On July 22, 1992, Holdings, Capital, a newly formed corporation, and Grand Union completed a recapitalization (the "Recapitalization"). In connection with the Recapitalization, Holdings, through Capital and Grand Union, entered into a new bank credit agreement (as amended from time to time, the "Bank Credit Agreement") providing for a $210,000,000 term loan facility (the "Term Loan") and a $100,000,000 revolving credit facility (the "Revolving Credit Facility"), issued $350,000,000 principal amount of Grand Union 11.25% Senior Notes due 2000 (the "11.25% Senior Notes") and $500,000,000 principal amount of Grand Union 12.25% Senior Subordinated Notes due 2002 (the "12.25% Senior Subordinated Notes"), and sold $343,000,000 principal amount of Capital 15.00% Senior Zero Coupon Notes due 2004 (the "Senior Zero Coupon Notes") and $745,000,000 principal amount of Capital 16.50% Senior Subordinated Zero Coupon Notes due 2007 (the "Senior Subordinated Zero Coupon Notes"), together with warrants to purchase at a nominal price approximately 19.9% of the common stock of Holdings on a fully diluted basis, for aggregate gross proceeds of approximately $200,000,000. The Recapitalization also included the sale to institutional investors of approximately 28.4% of the common stock of Holdings on a fully diluted basis for approximately $25,000,000. The proceeds were used to retire substantially all of the debt of Holdings, GU Acquisition Corporation ("GUAC"), a wholly owned subsidiary of Holdings, and Grand Union as well as to repurchase the shares and option to purchase shares owned by Salomon Brothers Holding Company Inc, certain warrants held by the parties to the term loan and revolving credit facility existing prior to the Recapitalization and approximately 3.4% of the common stock of Holdings held by Grand Union management.

    At the time of the Recapitalization, GUAC and its wholly-owned subsidiary Cavenham Holdings Inc., the former parent of Grand Union, were merged into Grand Union and Grand Union became a wholly-owned subsidiary of Capital.

    On January 28, 1993, Grand Union sold $175,000,000 principal amount of 11.375% Senior Notes due 2000 (the "11.375% Senior Notes") in a private placement. Net proceeds of the sale of the 11.375% Senior Notes were used to repay $142,000,000 of indebtedness under the Term Loan and the remainder was used to repay indebtedness under the Revolving Credit Facility. An additional $20,856,000 of the Term Loan was repaid from the proceeds of the sale of the Southern Region on March 29, 1993. All of such repaid indebtedness under the Term Loan and under the Revolving Credit Facility had been incurred in connection with the Recapitalization.

    During the 53 weeks ended April 3, 1993, the Company recorded $3,516,000 relating to expenses incurred in connection with the Recapitalization and extraordinary charges of $47,663,000 relating to early retirement of debt. The Company had an operating loss in the year ended April 3, 1993 and was in a net operating loss carryforward position and, accordingly, no tax benefit was recorded in connection with the extraordinary charges. The extraordinary charges are comprised of the following (column in thousands):

Premiums paid in connection with the Recapitalization                                                  $24,086
Deferred financing fees written off in connection with the Recapitalization                             16,407
Deferred financing fees written off in connection with the refinancing and prepayment of
  $142,000,000 of the term loan                                                                          6,252
Deferred financing fees written off in connection with the prepayment of $20,856,000 of
 the term loan resulting from the disposal of the Southern Region                                          918
                                                                                                       -------
                                                                                                       $47,663
                                                                                                       -------
                                                                                                       -------

NOTE 5 - PROPERTY

Property, at cost, consists of the following:

                                                        April 3,       April 2,
                                                          1993           1994
                                                        --------       --------
                                                             (in thousands)
Property owned:
  Land                                                   $18,875        $19,315
  Buildings                                               51,165         53,686
  Fixtures and equipment                                 207,508        248,230
  Leasehold improvements                                 118,360        133,777
                                                        --------       --------
                                                         395,908        455,008
Less: accumulated depreciation and amortization          125,534        158,277
                                                        --------       --------
Property owned, net                                      270,374        296,731
                                                        --------       --------

Property held under capital leases:
  Land and buildings                                      88,418        103,228
  Equipment                                               12,831         16,905
                                                        --------       --------
                                                         101,249        120,133
Less: accumulated amortization                            11,444         16,310
                                                        --------       --------
Property held under capital leases, net                   89,805        103,823
                                                        --------       --------
Property                                                $360,179       $400,554
                                                        --------       --------
                                                        --------       --------

    Depreciation and amortization of owned and leased property for the 52 weeks ended March 28, 1992, the 53 weeks ended April 3, 1993 and the 52 weeks ended April 2, 1994 was $49,853,000, $53,335,000 and $52,760,000, respectively.


NOTE 6 - RECEIVABLES AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Receivables at April 3, 1993 and April 2, 1994 are net of allowance for doubtful accounts of $605,000 and $809,000, respectively.

    Accounts payable and accrued liabilities consist of the following:


                                                        April 3,       April 2,
                                                          1993           1994
                                                        --------       --------
                                                             (in thousands)
Accounts and drafts payable                             $163,152       $136,707
Accrued liabilities:
  Payroll                                                 23,992         25,073
  Interest                                                25,709         27,258
  Self insurance                                          19,696         15,480
  Southern Region disposal                                16,284          4,334
  Taxes other than income taxes                            9,555          9,036
  Store closure reserves                                   4,762          4,003
  Other                                                   19,882         16,334
                                                        --------       --------
                                                        $283,032       $238,225
                                                        --------       --------
                                                        --------       --------

NOTE 7 - INCOME TAXES

    The components of the income tax provision are as follows:


                                                                         52 Weeks       53 Weeks       52 Weeks
                                                                           Ended          Ended          Ended
                                                                         March 28,      April 3,       April 2,
                                                                           1992           1993           1994
                                                                         ---------      --------       --------
                                                                                     (in thousands)
Currently payable
  State                                                                  $10,973         $4,535       $     --
  Federal                                                                     --             --             --
                                                                        --------       --------       --------
                                                                          10,973          4,535             --
                                                                        --------       --------       --------
Deferred, resulting from:
  Store closure provision                                                  1,455         (9,243)         5,816
  Accrued insurance                                                         (183)          (717)         2,267
  Deferred financing                                                      (1,802)          (320)           554
  Deferred compensation                                                      (60)         1,258           (114)
  Beneficial lease amortization                                           (3,093)        (2,488)        (2,054)
  Effect of change in rate on temporary differences                           --             --         (3,099)
  Excess of book over tax depreciation                                    (2,692)       (14,240)        (4,171)
  Postretirement benefits other than pension                                  --             --        (11,407)
  Interest expense                                                            --         (7,341)       (12,132)
  Net operating loss                                                     (13,811)       (27,884)       (13,121)
  Write-off of deferred tax debits                                        16,592             --             --
  Other                                                                    5,153         (2,908)          (451)
  Deferred tax asset valuation allowance                                      --         63,883         37,912
                                                                        --------       --------       --------
                                                                           1,559             --             --
                                                                        --------       --------       --------
Total income tax provision                                               $12,532         $4,535       $     --
                                                                        --------       --------       --------
                                                                        --------       --------       --------

    The reconciliation of the income tax provision computed at the federal statutory rate to the reported income tax provision is as follows:


                                                                         52 Weeks       53 Weeks       52 Weeks
                                                                           Ended          Ended          Ended
                                                                         March 28,      April 3,       April 2,
                                                                           1992           1993           1994
                                                                         --------       --------       --------
                                                                                     (in thousands)

Benefit computed at federal statutory tax rate                          $(17,857)     $(105,021)      $(41,284)
(Increase) decrease in the benefit resulting from:
  Write-off of goodwill and beneficial leases from the disposal of the
    Southern Region                                                           --         36,172             --
  Effect of change in rate on temporary differences                           --             --         (3,099)
  Amortization of goodwill                                                 6,231          6,011          5,486
  State and local taxes, net of federal tax benefit                        7,242          2,738             --
  Deferred tax asset valuation allowance                                      --         63,883         37,912
  Limitation on recognition of deferred tax debits                        16,592             --             --
  Alternative minimum tax                                                    503             --             --
  Other                                                                     (179)           752            985
                                                                        --------      ---------       --------
Total income tax provision                                               $12,532         $4,535       $     --
                                                                        --------      ---------       --------
                                                                        --------      ---------       --------

    As of April 2, 1994, the Company had a net operating loss carryforward of approximately $290,268,000 for tax purposes expiring in the years 2002 through 2009. The Recapitalization resulted in an "ownership change" of the Company within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, as a consequence of which utilization of the existing net operating loss carryforward in post-change periods will be limited.


NOTE 8 - DEBT

    Debt of the respective companies consists of the following:


                                                                     April 3, 1993  April 2, 1994
                                                                     -------------  -------------
                                                                            (in thousands)
GRAND UNION:
  Bank Credit Agreement
    Term Loan                                                            $39,144        $39,144
    Revolving Credit Facility                                                 --         25,000
  11.25% Senior Notes                                                    350,000        350,000
  11.375% Senior Notes                                                   175,000        175,000
  Equipment mortgage notes                                                 1,813          3,960
  12.25% Senior Subordinated Notes                                       500,000        500,000
  12.25% Senior Subordinated Notes, Series A                                  --         50,000
  13% Senior Subordinated Notes                                           16,150         16,150
CAPITAL:
  15% Senior Zero Coupon Notes                                           129,366        150,482
  16.50% Senior Subordinated Zero Coupon Notes                            74,569         88,116
HOLDINGS:
  12% Junior Subordinated Notes                                            5,521          7,151
                                                                      ----------     ----------
                                                                       1,291,563      1,405,003
Less: current maturities of long-term debt                                   466            914
                                                                      ----------     ----------
Long-term debt                                                        $1,291,097     $1,404,089
                                                                      ----------     ----------
                                                                      ----------     ----------


    The Term Loan and Revolving Credit Facility provide for interest at either a floating rate of 2% and 1.5%, respectively, per annum above the prime rate, as defined, or 3.5% and 3%, respectively, per annum above the LIBOR rate, as defined, at the option of Grand Union. As of April 2, 1994, borrowings under the Term Loan and the Revolving Credit Facility were at weighted interest rates of 7.32% and 7.75%, respectively. The Term Loan requires quarterly payments of approximately $9,786,000 from September 30, 1997 through June 30, 1998. In addition, the Bank Credit Agreement provides for mandatory prepayments of the Term Loan Facility or commitment reductions under the Revolving Credit Facility based on certain asset sales outside the ordinary course of business of Grand Union and its subsidiaries, the proceeds of certain debt and equity issuances and a percentage of Excess Cash Flow (as defined).

    The Revolving Credit Facility provides for borrowings or issued letters of credit aggregating $100,000,000 through February 28, 1998. At April 2, 1994, there were $25,000,000 of borrowings outstanding and $42,646,000 of letters of credit issued under the Revolving Credit Facility. Grand Union is charged commitment fees of 1/2 of 1% per annum on the average unused portion of the Revolving Credit Facility.

    The Bank Credit Agreement contains certain financial and other restrictive covenants with respect to Grand Union relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness, asset sales, capital expenditures, prepayment of other indebtedness and payment of dividends. In addition, in each fiscal year, there is a clean-down period whereby for a 30 consecutive day period selected by Grand Union, which commences on or after April 15 of each calendar year and terminates on or before June 29 of such calendar year, there can be no outstanding revolving loans in excess of $35,000,000.

    The 11.25% Senior Notes, due July 15, 2000, and the 12.25% Senior Subordinated Notes and Series A Senior Subordinated Notes, both due July 15, 2002, require semi-annual interest payments each January 15 and July 15.

    The 11.375% Senior Notes are due February 15, 1999 and require semi-annual interest payments each February 15 and August 15.

    The 13% Senior Subordinated Notes (the "13% Notes") are due March 1998 and require semi-annual interest payments each March 31 and September 30.

    Indebtedness under the Bank Credit Agreement, the 11.25% Senior Notes and the 11.375% Senior Notes is guaranteed by Capital and by Holdings on a pari passu basis and is secured by a pledge of substantially all of the assets of Grand Union (other than leasehold interests and assets secured by permitted liens). Capital's guarantee of the Bank Credit Agreement, the 11.25% Senior Notes and the 11.375% Senior Notes is secured by a pledge of the common stock of Grand Union and Holdings' guarantee of the Bank Credit Agreement, the 11.25% Senior Notes and the 11.375% Senior Notes is secured by a pledge of the common stock of Capital. Indebtedness under the Series A Senior Subordinated Notes is guaranteed by Capital on a pari passu basis with Capital's guarantee of the 12.25% Senior Subordinated Notes. Capital's guarantee of the Series A Senior Subordinated Notes is not secured.

    Capital has outstanding $343,000,000 principal amount at maturity of Senior Zero Coupon Notes due July 15, 2004. The original issue discount of $226,855,000 is being amortized recognizing a yield to maturity of 15.71% per annum. The carrying value represents the principal at maturity less the unamortized discount. On July 15, 1999, cash interest will begin accruing and is payable semi-annually on January 15 and July 15 at a rate of 15.00% on the unpaid principal amount. The Senior Zero Coupon Notes were issued with detachable warrants to purchase common stock of Holdings.

    Capital has outstanding $745,000,000 principal amount at maturity of Senior Subordinated Zero Coupon Notes, due January 15, 2007. The original issue discount of $678,802,000 is being amortized recognizing a yield to maturity of 17.41% per annum. The carrying value represents the principal at maturity less the unamortized discount. The Senior Subordinated Zero Coupon Notes were issued with detachable warrants to purchase common stock of Holdings.

    Interest on the 12% Junior Subordinated Notes (the "Junior Notes") is compounded semi-annually each March 1 and September 1. Based upon current restrictions, such interest is not payable until either maturity (March 1999) or redemption of the Junior Notes.

    At April 2, 1994, the fair value of long-term debt, including the current maturities, of Grand Union, Capital and Holdings was approximately $1,405,000,000.

    In connection with the Bank Credit Agreement, Grand Union entered into an interest rate protection agreement on $75,000,000 of its borrowings. The effect of the interest rate protection agreement is to limit LIBOR to 6.5% and 7.0% on $40,000,000 and $35,000,000 of borrowings, respectively, through April 1995. Grand Union is exposed to credit loss in the event of nonperformance by the other party to the interest rate protection agreement. Grand Union does not anticipate nonperformance by the counterparty.

    In addition Grand Union entered into an interest rate swap agreement which converts $150,000,000 of fixed rate debt into variable rate debt. Under the terms of this agreement Grand Union receives a fixed rate of 4.53% on $150,000,000 and pays a floating rate based on three month LIBOR, as determined in three month intervals. The floating rate at April 2, 1994 was 3.5%. The net amount received or paid is included in interest expense. Grand Union is exposed to credit loss in the event of nonperformance by the other party to the swap agreement. Grand Union does not anticipate nonperformance by the counterparty.

    At April 2, 1994, the estimated fair value of the interest rate swap agreement was a liability of approximately $1,821,000; this liability has not been recorded on the books of the Company.

    At April 2, 1994, the estimated fair value of the interest rate protection agreement was an asset of approximately $42,000; this asset has not been recorded on the books of the Company.

    Maturities of long-term debt during each of the next five fiscal years are approximately $914,000, $1,000,000, $1,100,000, $45,518,000 and $217,873,000,
respectively.

    The Company was in compliance with the terms and restrictive covenants of its debt obligations as of April 2, 1994 and for the 52 weeks then ended.


NOTE 9 - PROPERTY LEASES

    The Company operates principally in leased stores, distribution facilities and offices, and in most cases holds renewal options with varying terms. Many of the leases contain clauses which provide for increased rentals based upon increases in real estate taxes and lessors' operating expenses.

    The following is a schedule by year of future minimum payments under capital leases together with the present value of net minimum lease payments as of April 2, 1994 (in thousands):

Years ended March:
1995                                                                               $22,734
1996                                                                                21,301
1997                                                                                19,845
1998                                                                                18,984
1999                                                                                18,190
Later years                                                                        191,058
                                                                                  --------
Total minimum lease payments                                                       292,112
Less: estimated executory costs included in total minimum lease payments               847
                                                                                  --------
Net minimum lease payments                                                         291,265
Less: portion representing interest                                                164,026
                                                                                  --------
Present value of net minimum lease payments                                        127,239
Less: current portion of capital lease obligations                                   7,099
                                                                                  --------
Capital lease obligations                                                         $120,140
                                                                                  --------
                                                                                  --------

    The minimum lease payments shown above do not include future minimum sublease rental income of $991,000 under non-cancelable subleases or payments for contingent rentals under certain store leases on the basis of sales in excess of stipulated amounts.

    Contingent rentals incurred on capital leases for the 52 weeks ended March 28, 1992, for the 53 weeks ended April 3, 1993 and for the 52 weeks ended April 2, 1994 were $423,000, $358,000 and $313,000, respectively.

    The following is a schedule by year of future minimum rental payments, less minimum sublease rental income, under operating leases that have initial lease terms in excess of one year as of April 2, 1994 (in thousands):


Years ended March:
1995                                                                               $28,331
1996                                                                                28,075
1997                                                                                26,626
1998                                                                                25,303
1999                                                                                23,637
Later years                                                                        136,547
                                                                                  --------
Total minimum payments                                                             268,519
Less: sublease rental income                                                         5,879
                                                                                  --------
Net minimum rentals                                                               $262,640
                                                                                  --------
                                                                                  --------

    Total rental expense for all operating leases is as follows:


                                                    52 Weeks       53 Weeks       52 Weeks
                                                      Ended          Ended          Ended
                                                    March 28,      April 3,       April 2,
                                                      1992           1993           1994
                                                    --------       --------       --------
                                                                (in thousands)
Minimum rentals                                      $37,003        $34,764        $26,512
Contingent rentals                                     4,029          3,963          3,658
                                                    --------       --------       --------
                                                     $41,032        $38,727        $30,170
                                                    --------       --------       --------
                                                    --------       --------       --------

    As of April 2, 1994, the Company is contingently liable to third parties arising from assignment of various leases, which resulted primarily from the disposals of unprofitable operations during the mid 1980s. The average remaining term of these leases is approximately three years, with varying rental terms. The Company is exposed to credit loss in the event of nonperformance by various assignees. The Company has not experienced and does not anticipate any material nonperformance by these assignees.

NOTE 10 - REDEEMABLE STOCK AND NONREDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT

    Changes in Redeemable Common Stock and Nonredeemable Common Stock and Stockholders' Deficit were as follows:


                                                                                       Nonredeemable Common Stock and
                                                                                            Stockholders' Deficit
                                                                                       ------------------------------
                                                                   Redeemable                    Additional
                                                                     Common           Common      Paid-in-
                                                                      Stock            Stock       Capital       (Deficit)
                                                                   ----------         ------     ----------     ----------
                                                                                        (in thousands)
Balance at March 30, 1991                                           $12,358             $1          $  --      $(112,644)
Net loss                                                                 --             --             --        (65,053)
Pension adjustment                                                       --             --             --           (259)
Accrued preferred stock dividends                                        --             --             --        (12,856)
                                                                   --------        -------        -------      ---------
Balance at March 28, 1992                                            12,358              1             --       (190,812)
Net loss                                                                 --             --             --       (313,421)
Capital contribution                                                     --             --          5,004             --
Proceeds from the sale of warrants                                       --             --          1,187             --
Reclassification of redeemable common stock sold by
  management to third parties                                        (3,180)            --          3,180             --
Accrued preferred stock dividends                                        --             --         (9,371)        (5,252)
Notes receivable from management investors                               --             --             --           (501)
Pension adjustment                                                       --             --             --           (358)
Proceeds from sale of common stock to management
  investors                                                             369             --             --             --
                                                                   --------        -------        -------      ---------
Balance at April 3, 1993                                              9,547              1             --       (510,344)
Net loss                                                                 --             --             --       (117,953)
Accrued preferred stock dividends                                        --             --             --        (16,011)
Pension adjustment                                                       --             --             --           (456)
Reclassification of redeemable common stock purchased
  from management investors                                            (140)            --             --            140
Payments of notes receivable from  former management
  investors                                                              --             --             --              7
                                                                   --------        -------        -------      ---------
Balance at April 2, 1994                                             $9,407             $1           $  -      $(644,617)
                                                                   --------        -------        -------      ---------
                                                                   --------        -------        -------      ---------

    The redeemable common stock represents shares held by management investors, which are redeemable under certain limited circumstances at the option of the holder.

    Prior to the Recapitalization, 75,000 shares of common stock of Holdings were issued and outstanding and 17,500 shares of common stock of Holdings were reserved for issuance pursuant to exercise of outstanding options and warrants.

    The Recapitalization included the sale of shares of common stock and of options and warrants to purchase common stock held by Salomon Brothers Holding Company Inc, by the banks party to Grand Union's bank credit agreements which were terminated in connection with the Recapitalization and by certain members of management, as well as the purchase of shares of common stock and of warrants to purchase shares of common stock by various investment funds and institutional investors. Purchases and sales of Holdings common stock interests, including options and warrants, in connection with the Recapitalization (the "Stock Transactions") were made through a disbursement escrow account established for the purpose of effecting various transfers of interests in Holdings common stock (the "Equity Escrow"). Holdings issued 1,250 new warrants for proceeds of approximately $1,187,000 in connection with the Recapitalization. The Stock Transactions did not involve any payments by Grand Union or Holdings. Holdings received a capital contribution from the Equity Escrow of approximately $5,004,000

NOTE 10 - REDEEMABLE STOCK AND NONREDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT (CONTINUED)

as a result of the net transfer of interests. As part of the Stock Transactions, the Company's Chairman transferred to the Equity Escrow an option, granted in connection with the acquisition of Grand Union by Holdings in July 1989, and a note payable to Holdings in the amount of approximately $3,563,000 in exchange for 8,229 shares of Holdings common stock. The note payable to Holdings has a maturity of 10 years, provides for interest equal to any cash dividends paid on the 8,229 shares of Holdings common stock and is secured by, and with recourse limited to, the 8,229 shares of Holdings common stock and any property (other than cash) distributed on or with respect to such shares. The note has been recorded as an offset to the attributed value of the common shares issued.

    At the time of the Recapitalization, Holdings issued 388 shares of common stock to certain members of Grand Union management, for which Holdings received cash proceeds of approximately $369,000. After giving effect to the Stock Transactions and the sale of such 388 shares to management investors, there were 75,388 shares of common stock of Holdings outstanding (including 26,719 shares of non-voting, Class B common stock) and 18,750 shares of common stock of Holdings are reserved for issuance pursuant to exercise of outstanding warrants which may be exercised, at a nominal price, at any time prior to July 23, 2007.

    During the 52 weeks ended April 2, 1994, Holdings purchased 164 shares of common stock from former management investors for approximately $156,000 (of which $140,000 was carried as Redeemable Common Stock) and in related transactions was repaid $7,000 to fully satisfy notes receivable from these management investors.

    Changes in Redeemable Preferred Stock were as follows:


                                                        Redeemable Preferred Stock
                                         --------------------------------------------------------
                                          Series A        Series B      Series C
                                          Preferred       Preferred     Preferred
                                            Stock           Stock         Stock           Total
                                         ----------      ----------    ----------      ----------
                                                              (in thousands)
Balance at March 30, 1991                  $42,968         $7,903        $53,770       $104,641
Accrued preferred stock dividends            5,294            936          6,626         12,856
Preferred stock dividends                       --           (941)            --           (941)
                                         ----------      ----------     ----------     ----------
Balance at March 28, 1992                   48,262          7,898         60,396        116,556
Accrued preferred stock dividends            6,071            955          7,597         14,623
Preferred stock dividends                        -           (939)            --           (939)
                                         ----------      ----------     ----------     ----------
Balance at April 3, 1993                    54,333          7,914         67,993        130,240
Accrued preferred stock dividends            6,697            936          8,378         16,011
Preferred stock dividends                       --           (939)            --           (939)
                                         ----------      ----------     ----------     ----------
Balance at April 2, 1994                   $61,030         $7,911        $76,371       $145,312
                                         ----------      ----------     ----------     ----------
                                         ----------      ----------     ----------     ----------

    The Company has outstanding at April 2, 1994 three classes of preferred stock. The Series A cumulative exchangeable redeemable preferred stock ("Series A preferred stock") has a $.01 par value; 500,000 shares authorized; and 351,745 shares issued and outstanding. The Series B cumulative redeemable convertible preferred stock ("Series B preferred stock") has a $.01 par value; 500,000 shares authorized; and 78,256 shares issued and outstanding. The Series C cumulative redeemable convertible preferred stock ("Series C preferred stock") has a $.01 par value; 500,000 shares authorized; and 440,771 shares issued and outstanding.

    The Series A, Series B and Series C preferred stock each carry dividend rates of 12% per annum. At the discretion of the Company cash dividends are payable on the Series A, Series B and Series C preferred stock semi-annually each March 1 and September 1; however, no cash dividends may be declared or paid on the Series A, Series B or Series C preferred stock while the Bank Credit Agreement is outstanding or if such declaration or payment would violate the terms of indebtedness incurred to refinance the 13% Notes or the Bank Credit Agreement. So long as cash dividends are prohibited, dividends on the Series B preferred stock are payable in Junior Notes annually each March 1. Series B preferred stock, and accrued and unpaid dividends thereon, may

NOTE 10 - REDEEMABLE STOCK AND NONREDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT (CONTINUED)

be converted at any time, at the holder's option, into shares of Series C preferred stock. Series C preferred stock, and accrued and unpaid dividends thereon, may be converted at any time, at the holder's option, into shares of Series B preferred stock; or the Series C preferred shares may be converted at any time, at the holder's option, into the same number of shares of Series B preferred stock and the accrued and unpaid dividends on such stock into a principal amount of Junior Notes. Holdings preferred stock has no voting rights except as required by law and except that holders of each series have a class vote as to any matter which would change the preferences, rights or powers of such series and the vote of all series of preferred stock, voting together, is required to issue any prior ranking preferred stock.

    The dividend rate on the Series A, Series B and Series C preferred stock increases from 12% to 20% as of July 14, 1996. The Company expects to redeem the Series A, Series B and Series C preferred stock on or before the date of the dividend step-up. Accordingly, accrued undeclared dividends have been recorded at a rate of 12% as a reduction in additional paid-in-capital or as an increase in stockholders' deficit, and as an increase in the respective preferred stock carrying values.

    Series A preferred stock may be exchanged into Junior Notes at the sole option of the Company, in whole, or in part. Series A, Series B and Series C preferred stock may be redeemed at any time at the option of the Company, in whole, or in part. The redemption of Series A, Series B and Series C preferred stock must be in pro rata amounts. Series A, Series B and Series C preferred stock is redeemable at the holders' option under certain limited circumstances relating to change of control and, accordingly, outstanding amounts of these classes of preferred stock are shown as Redeemable stock in the accompanying Consolidated Balance Sheet. The redemption price of Series A, Series B and Series C preferred stock is one hundred dollars per share plus accrued and unpaid dividends as of the date of redemption. The liquidation preference of Series A, Series B and Series C preferred stock is one hundred dollars per share plus accrued and unpaid dividends.

    Upon the liquidation or dissolution of the Company the priority of amounts payable to holders of preferred stock is as follows: (i) the amount of accrued and unpaid dividends on the Series B preferred stock, and any outstanding principal and accrued interest on Junior Notes; (ii) the amount of accrued and unpaid dividends on the Series A and Series C preferred stock; (iii) one hundred dollars per share for outstanding Series A and Series C preferred stock; and
(iv) one hundred dollars per share for outstanding Series B preferred stock.

    At April 2, 1994, the fair value of Holdings' redeemable preferred stock was approximately $98,378,000. The redeemable common stock of Holdings is neither traded nor a quoted security and an estimate of fair value has not been presented since it cannot be determined without incurring excessive costs.

NOTE 11 - PENSION PLANS

    The Company's net periodic pension expense for the 52 weeks ended March 28, 1992, for the 53 weeks ended April 3, 1993 and for the 52 weeks ended April 2, 1994 was $1,661,000, $3,867,000 and $6,744,000, respectively, and included the following components:


                                                         52 Weeks       53 Weeks         52 Weeks
                                                           Ended          Ended            Ended
                                                         March 28,      April 3,         April 2,
                                                           1992           1993             1994
                                                         --------       --------         --------
                                                                     (in thousands)
Service cost - benefits earned during the period           $5,627         $5,629         $5,212
Interest costs on projected benefit obligations            13,161         13,726         13,742
Return on plan assets                                     (19,165)       (21,504)        (9,068)
Net amortization and deferral                               2,038          4,337         (7,610)
Charge relating to early retirement program                    --             --          4,468
Curtailment loss                                               --          1,679             --
                                                         --------       --------       --------
Net periodic pension expense                               $1,661         $3,867         $6,744
                                                         --------       --------       --------
                                                         --------       --------       --------

    As a result of the disposal of the Southern Region and an early retirement program offered to certain employees, a net curtailment loss of approximately $1,679,000 was incurred for the 53 weeks ended April 3, 1993. During the 52 weeks ended April 2, 1994, the Company incurred a charge of $4,468,000 relating to an early retirement program offered to certain employees.

    The actuarial present value of benefit obligations and the funded status of the Company's qualified pension plan as of April 3, 1993 and April 2, 1994 are as follows:



                                                                        April 3,       April 2,
                                                                          1993           1994
                                                                        --------       --------
                                                                             (in thousands)
Actuarial present value of benefit obligations:
  Vested benefits                                                       $156,921       $160,910
  Nonvested benefits                                                       4,160          4,503
                                                                       ---------      ---------
    Total benefits                                                      $161,081       $165,413
                                                                       ---------      ---------
                                                                       ---------      ---------

Projected benefit obligations                                          $(181,021)     $(177,518)
Plan assets, primarily stocks and bonds, at fair value                   196,259        181,337
                                                                       ---------      ---------
Funded status                                                             15,238          3,819
Unrecognized net loss                                                     13,579         18,299
Unrecognized prior service cost                                            1,032          1,736
                                                                       ---------      ---------
Pension asset                                                            $29,849        $23,854
                                                                       ---------      ---------
                                                                       ---------      ---------

    The actuarial present value of benefit obligations of the Company's unqualified and unfunded pension plan as of April 3, 1993 and April 2, 1994 is as follows:


                                                                        April 3,       April 2,
                                                                          1993           1994

                                                                        --------       --------
                                                                             (in thousands)
Actuarial present value of benefit obligations:
  Vested benefits                                                         $5,654         $5,739
  Nonvested benefits                                                         180            624
                                                                         -------        -------
   Total benefits                                                         $5,834         $6,363
                                                                         -------        -------
                                                                         -------        -------

Projected benefit obligations                                            $(6,432)       $(7,110)
Unrecognized net loss                                                      1,595          2,033
Unrecognized prior service cost                                               --            (32)
Adjustment required to recognize minimum liability                          (997)        (1,254)
                                                                         -------        -------
Pension obligation                                                       $(5,834)       $(6,363)
                                                                         -------        -------
                                                                         -------        -------

    The pension asset and pension obligation are included in Other assets and Other liabilities, respectively, in the accompanying Consolidated Balance Sheet.

    Significant actuarial assumptions used in all Company sponsored plans were as follows:


                                                        52 Weeks       53 Weeks       52 Weeks
                                                          Ended          Ended          Ended
                                                        March 28,      April 3,       April 2,
                                                          1992           1993           1994
                                                       -----------    -----------    -----------
Discount rates                                         8.0% - 8.8%    8.0% - 8.8%    7.0% - 8.0%
Rates of increase in future compensation               4.7% - 5.3%    4.9% - 5.3%    3.9% - 4.3%
Long-term rate of return on plan assets                  9.8%           9.5%           9.5%


NOTE 12 - POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

    The Company provides certain health care and life insurance benefits for substantially all of its full-time non-union employees and union employee groups. The Company's union employee groups are participants in multi-employer plans which require monthly contributions and which are not subject to the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS No. 106"). In the fiscal years ended March 28, 1992 and April 3, 1993, the Company recognized $2,110,000 and $2,329,000, respectively, as an expense for postretirement health care and life insurance benefits for its non-union employees, as claims were paid (pay-as-you-go basis). The Company's postretirement plans currently are not funded. Additionally, at April 3, 1993, in connection with the disposition of the Southern Region, Grand Union provided approximately $2,920,000 relating to anticipated postretirement health care and life insurance benefits of Southern Region employees.

    Effective April 4, 1993, the Company adopted FAS No. 106, which requires the Company to accrue the estimated cost of retiree benefit payments during the years each employee provides services. The Company recognized the cumulative effect of this obligation, an increase in accrued postretirement benefit costs of $30,308,000 and a decrease in net earnings of $30,308,000 ($402.03 per share), at April 4, 1993.

    The unfunded accumulated postretirement benefit obligation consists of the following at April 4, 1993, including amounts provided at April 3, 1993 in connection with the disposition of the Southern Region, and April 2, 1994:

                                                                       April 4,
                                                                         1993
                                                                       (date of        April 2,
                                                                       adoption)         1994
                                                                       ---------       --------
                                                                            (in thousands)
Retirees                                                                 $18,129        $17,050
Fully eligible active plan participants                                    5,807          2,411
Other active plan participants                                             9,292         15,645
Unrecognized net loss                                                         --         (1,412)
                                                                       ---------       --------
                                                                         $33,228        $33,694
                                                                       ---------       --------
                                                                       ---------       --------

    Net postretirement benefit cost for the 52 weeks ended April 2, 1994 consisted of the following components (in thousands):


Service cost - benefits earned during the period                                           $728
Interest cost on accumulated postretirement benefit obligation                            2,571
                                                                                        -------
                                                                                         $3,299
                                                                                        -------
                                                                                        -------

    The assumed health care trend cost rate used in measuring the accumulated postretirement obligation as of April 4, 1993 was 15% for associates pre-age 65 and ranges from 12% to 15% for associates post-age 65 for 1993 decreasing each successive year by 1% until the respective trend rates reach 6.5% after which the trend rate remains constant. As of April 2, 1994, the rate used in measuring the accumulated postretirement obligation was 14% for associates pre-age 65 and 11% for associates post-age 65, decreasing each successive year by 1% until the respective trend rates reach 5% after which the trend rate remains constant. An increase of 1% in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation and the net postretirement health care cost by approximately $800,000 and $100,000, respectively.

    Prior to January 1, 1994, Grand Union provided medical benefits which were, in part, dependent upon the health care cost rate. Effective January 1, 1994, Grand Union modified its postretirement health care benefits to provide benefits for all future retirees based on a service related flat dollar premium allowance. Accordingly, the health care trend rate will not be a significant factor in determining Grand Union's liability for future retirees under its postretirement health care arrangements. The modification to the plan did not have a material effect on the accumulated postretirement benefit obligation.
The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8% and 7.5% at April 4, 1993 and April 2, 1994, respectively, and the interest cost component of the net periodic cost was 8%.


NOTE 13 - RELATED PARTY TRANSACTIONS

    The Company is party to a financial advisory agreement with Miller Tabak Hirsch + Co. ("MTH") under which MTH provides certain financial consulting and business management services to the Company through July 1997. During the 52 weeks ended March 28, 1992, the 53 weeks ended April 3, 1993 and the 52 weeks ended April 2, 1994 the Company paid $600,000, $825,000 and $900,000, respectively, to MTH.

    In conjunction with the Recapitalization, Holdings, through Grand Union, made a $15,000,000 prepayment as called for under an agreement (the "Operating Agreement") between Grand Union and P&C Food Markets ("P&C Foods"), an affiliated company controlled by MTH, whereby Grand Union in July 1990 acquired the right to operate 13 P&C Foods' stores in New England under the Grand Union name until July 2000 for an average annual rent of approximately $10,700,000, with an option to extend the term of such operation for an additional five years. The prepayment results in a reduction of rent payments over the remaining life of the lease. In July 1990, P&C Foods also granted Grand Union an option (the "P&C Foods Purchase Option"), at a cost of $7,500,000, to purchase such stores at an amount defined in the Operating Agreement which approximates fair market value.

    During the year ended April 2, 1994, Grand Union entered into a program to consolidate the purchasing and distribution of health and beauty care products and general merchandise with Penn Traffic. Under this program, Grand Union purchases health and beauty care ("HBC") products for both Grand Union and Penn Traffic, and Penn Traffic purchases general merchandise ("GM") products for both Penn Traffic and Grand Union. Grand Union's general merchandise warehouse in Montgomery, New York is used to store and distribute HBC and GM products to Grand Union stores and to certain of Penn Traffic's stores and wholesale customers. Under the arrangement, Penn Traffic owns the inventory of GM and HBC products located at the Montgomery warehouse and shares the cost of operating the warehouse in an amount proportionate to Penn Traffic's usage of the facility. In connection with this agreement, Penn Traffic purchased all of the HBC and GM inventories previously owned by Grand Union for approximately $12,821,000. During the year ended April 2, 1994, Grand Union purchased from vendors approximately $75,262,000 of HBC products under the agreement which amounts are reimbursable to Grand Union by Penn Traffic. Additionally, Grand Union purchased approximately $48,163,000 from Penn Traffic's inventory of HBC and GM products at cost. At April 2, 1994, Grand Union has recorded a net receivable of approximately $5,014,000 related to this agreement.


NOTE 14 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                     52 Weeks       53 Weeks       52 Weeks
                                                       Ended          Ended          Ended
                                                     March 28,      April 3,       April 2,
                                                       1992           1993           1994
                                                     --------       --------       --------
                                                                 (in thousands)
  Cash paid for interest                             $89,457       $115,612       $142,501
  Cash paid for income taxes                           8,969          3,380             --
  Capital lease obligations incurred                  11,810         22,146         24,522
  Accrued dividends on preferred stock                12,856         14,623         16,011
  Issuance of Junior Notes                               941            939            939

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

53 WEEKS ENDED APRIL 3, 1993:

                                                          1st (a)          2nd            3rd          4th (b)
                                                        ----------     ----------     ----------     ----------
                                                                  (in thousands, except per share data)
Sales                                                    $907,970       $660,947       $660,830       $604,240
Gross profit                                              253,800        187,243        183,176        177,287
Loss on disposal of the Southern Region                        --             --             --       (198,000)
Loss before income taxes and extraordinary charges        (16,680)       (15,113)       (13,880)      (215,550)
Extraordinary charges                                          --        (40,493)            --         (7,170)
Net loss                                                  (20,843)       (55,975)       (13,880)      (222,723)
Accrued preferred stock dividends                          (4,253)        (3,275)        (3,369)        (3,726)
Net loss applicable to common stock                       (25,096)       (59,250)       (17,249)      (226,449)
Net loss per share applicable to common stock             (334.61)       (785.93)       (228.80)     (3,009.33)

52 WEEKS ENDED APRIL 2, 1994:

                                                          1st (a)          2nd            3rd             4th
                                                        ----------     ----------     ----------     ----------
                                                                  (in thousands, except per share data)
Sales                                                    $761,098       $559,769       $583,492       $572,980
Gross profit                                              215,102        159,614        171,145        165,175
Charge relating to early retirement program                    --             --             --         (4,468)
Loss before income taxes and cumulative effect of
  accounting change                                       (28,457)       (16,546)       (16,933)       (25,709)
Cumulative effect of accounting change                    (30,308)            --             --             --
Net loss                                                  (58,765)       (16,546)       (16,933)       (25,709)
Accrued preferred stock dividends                          (4,743)        (3,667)        (3,760)        (3,841)
Net loss applicable to common stock                       (63,508)       (20,213)       (20,693)       (29,550)
Net loss per share applicable to common stock             (843.20)       (268.65)       (275.09)       (392.83)

(a)  Represents 16 weeks, all other quarters except footnote (b) are 12 weeks.
(b)  Represents 13 weeks.

    Grand Union regularly records as reductions to cost of goods sold, and correspondingly deducts from payments to vendors, promotional allowances offered by vendors. During the 52 weeks ended April 2, 1994, Grand Union recognized that its level of repayments of vendor allowances was greater than that customarily experienced by it. Beginning in the second quarter of the year ended April 2, 1994, Grand Union modified its procedures relating to the recording and deduction of promotional allowances. These changes are expected to improve the consistency of inter-period income recognition by reducing required adjustments to previously deducted amounts. As a result of these changes, the Company estimates that it experienced increases in net loss of approximately $4,200,000 during the 12 weeks ended October 16, 1993, $1,400,000 during the 12 weeks ended January 8, 1994 and $600,000 during the 12 weeks ended April 2, 1994. Grand Union estimates that the impact of promotional allowance adjustments was to decrease net loss during the 16 weeks ended July 24, 1993 by $1,700,000. Accordingly, the estimated impact for the 52 weeks ended April 2, 1994 was an increase in net loss of approximately $4,500,000. The impact of promotional allowance adjustments was not material to prior years. Grand Union believes that such impact will be minimal for periods subsequent to April 2, 1994.

    During the 12 weeks ended October 16, 1993, Grand Union recorded a $3,800,000 credit to operating and administrative expense resulting from a reduction in the Company's estimate of its required level of self insurance reserves.

                         FINANCIAL STATEMENTS SCHEDULES

                        GRAND UNION HOLDINGS CORPORATION
            SCHEDULE II- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN
                                 RELATED PARTIES
       FOR THE YEARS ENDED MARCH 28, 1992, APRIL 3, 1993 AND APRIL 2, 1994


                                                                                            Balance at
                                               Balance at                                     End of
                                                Beginning                                      Year
Name of Debtor                                   of Year       Additions     Deductions     Noncurrent
                                               ----------      ---------     ----------     ----------

Year Ended March 28, 1992
  Joseph J. McCaig, President                  $      -       $      -      $       -       $      -
Year Ended April 3, 1993
  Joseph J. McCaig, President                  $      -       $227,676      $       -       $227,676
Year Ended April 2, 1994
  Joseph J. McCaig, President                  $227,676       $      -      $       -       $227,676


                        GRAND UNION HOLDINGS CORPORATION
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF OPERATIONS


                                                                                        52 Weeks       53 Weeks       52 Weeks
                                                                                          Ended          Ended          Ended
                                                                                        March 28,      April 3,       April 2,
                                                                                          1992           1993           1994
                                                                                        --------       --------       --------
                                                                                         (in thousands except per share data)

Administrative expense                                                                     $(15)    $       --           $(10)
Equity income (loss) of subsidiary before extraordinary charges and
  cumulative effect of accounting change                                                  5,832       (237,777)       (86,944)
Recapitalization expense                                                                     --         (3,516)            --
Interest expense:
  Debt                                                                                  (65,120)       (22,674)          (691)
  Amortization of deferred financing fees                                                (5,718)        (1,789)            --
                                                                                     ----------     ----------     ----------
Loss before income taxes, extraordinary charges and cumulative
  effect of accounting change                                                           (65,021)      (265,756)       (87,645)
Income tax provision                                                                        (32)            (2)            --
                                                                                     ----------     ----------     ----------
Loss before extraordinary charge and cumulative  effect of
  accounting change                                                                     (65,053)      (265,758)       (87,645)
Extraordinary charge relating to early extinguishment of debt
  of subsidiary                                                                              --        (38,827)            --
Extraordinary charges relating to early extinguishment of debt                               --         (8,836)            --
Cumulative effect of accounting change of subsidiary                                         --             --        (30,308)
                                                                                     ----------     ----------     ----------
Net loss                                                                                (65,053)      (313,421)      (117,953)
Accrued preferred stock dividends                                                       (12,856)       (14,623)       (16,011)
                                                                                     ----------     ----------     ----------
Net loss applicable to common stock                                                    $(77,909)     $(328,044)     $(133,964)
                                                                                     ----------     ----------     ----------
                                                                                     ----------     ----------     ----------


Weighted average number of common shares outstanding                                     75,000         75,249         75,258
                                                                                     ----------     ----------     ----------
                                                                                     ----------     ----------     ----------
Per Share Data:
  Loss applicable to common stock before extraordinary charge and cumulative effect of accounting change
    (after accrued preferred stock dividends)                                        $(1,038.79)    $(3,726.05)    $(1,377.34)
                                                                                     ----------     ----------     ----------
                                                                                     ----------     ----------     ----------

  Extraordinary charge                                                                       --       $(633.40)            --
                                                                                     ----------     ----------     ----------
                                                                                     ----------     ----------     ----------

  Cumulative effect of accounting change                                                     --             --       $(402.72)
                                                                                     ----------     ----------     ----------
                                                                                     ----------     ----------     ----------

  Net loss applicable to common stock                                                $(1,038.79)    $(4,359.45)    $(1,780.06)
                                                                                     ----------     ----------     ----------
                                                                                     ----------     ----------     ----------



          See accompanying notes to consolidated financial statements.

                        GRAND UNION HOLDINGS CORPORATION
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET


                                                                                        April 3,       April 2,
                                                                                          1993           1994
                                                                                        --------       --------
                                                                                            (in thousands)

ASSETS
Current assets:
  Cash and temporary cash investments                                                      $611           $183
  Receivables                                                                                --            269
                                                                                       --------       --------
    Total current assets                                                                   $611           $452
                                                                                       --------       --------
                                                                                       --------       --------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Long-term debt                                                                           $5,521         $7,151
                                                                                       --------       --------
Accumulated losses of subsidiary in excess of investment                                365,646        483,354
                                                                                       --------       --------

Commitments and contingencies

Redeemable stock:
  Common stock, $.01 par value                                                            9,547          9,407
  Preferred stock (liquidation preference $145,312,000 in aggregate)                    130,240        145,312
                                                                                       --------       --------
     Total redeemable stock                                                             139,787        154,719
                                                                                       --------       --------
Nonredeemable common stock and stockholders' deficit:
  Class A common stock, $.01 par value; authorized 473,281 shares; issued and outstanding 48,669 and 48,505 shares (net of treasury shares) less
  12,096 and 11,932 shares, respectively, shown as redeemable common stock                    1              1
  Class B common stock, $.01 par value; 26,719 shares authorized, issued and
  outstanding                                                                                --             --
  Treasury stock; 164 shares of Class A common stock at cost                                 --           (156)
  Accumulated deficit                                                                  (510,344)      (644,617)
                                                                                       --------       --------
    Total nonredeemable common stock and stockholders' deficit                         (510,343)      (644,772)
                                                                                       --------       --------
                                                                                           $611           $452
                                                                                       --------       --------
                                                                                       --------       --------


          See accompanying notes to consolidated financial statements.

                        GRAND UNION HOLDINGS CORPORATION
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS


                                                                                        52 Weeks       53 Weeks       52 Weeks
                                                                                          Ended          Ended          Ended
                                                                                        March 28,      April 3,       April 2,
                                                                                          1992           1993           1994
                                                                                        --------       --------       --------
                                                                                                    (in thousands)

OPERATING ACTIVITIES:
  Net loss                                                                             $(65,053)     $(313,421)     $(117,953)
   Adjustments to reconcile net loss to net cash provided by
   (used for) operating activities:
    Cumulative effect of accounting change of subsidiary                                     --             --         30,308
    Extraordinary charge of subsidiary                                                       --         38,827             --
    Extraordinary charge on early extinguishment of debt                                     --          8,836             --
    Noncash interest                                                                     65,325         22,678            691
    Equity in (income) loss of subsidiary                                                (5,832)       237,777         86,944
    Amortization of deferred financing fees                                               5,718          1,789             --
    Receivables                                                                            (111)           111           (269)
    Accrued liabilities                                                                    (177)            --             --
    Other                                                                                    29         (1,873)             7
                                                                                       --------      ---------      ---------
  Net cash used for operating activities                                                    (101)        (5,276)          (272)
                                                                                       --------      ---------      ---------
FINANCING ACTIVITIES:
  Dividend from subsidiary                                                                   --        498,925             --
  Capital contribution                                                                       --          5,004             --
  Proceeds from issuance of warrants                                                         --          1,187             --
  Proceeds from issuance of common stock                                                     --            369             --
  Retirement of long-term debt                                                              (10)      (500,000)            --
  Purchase of redeemable Class A common stock                                                --             --           (156)
                                                                                       --------      ---------      ---------
  Net cash provided by (used for) financing activities                                      (10)         5,485           (156)
                                                                                       --------      ---------      ---------
Increase (decrease) in cash and temporary cash investments                                 (111)           209           (428)
Cash and temporary cash investments at beginning of year                                    513            402            611
                                                                                       --------      ---------      ---------
Cash and temporary cash investments at end of year                                         $402           $611           $183
                                                                                       --------      ---------      ---------
                                                                                       --------      ---------      ---------




          See accompanying notes to consolidated financial statements.

                        GRAND UNION HOLDINGS CORPORATION
                          SCHEDULE IV - INDEBTEDNESS TO
                          RELATED PARTIES - NONCURRENT
       FOR THE YEARS ENDED MARCH 28, 1992, APRIL 3, 1993 AND APRIL 2, 1994


                                               Balance at
                                                Beginning                                   Balance at
Name of Debtor                                   of Year       Additions     Deductions     End of Year
                                               ----------      ---------     ----------     ----------

Year Ended March 28, 1992
  Salomon Brothers Holding Company Inc         $155,962        $17,298       $  5,435       $167,825
Year Ended April 3, 1993
  Salomon Brothers Holding Company Inc         $167,825        $22,765       $190,590       $     --
Year Ended April 2, 1994
  Salomon Brothers Holding Company Inc         $     --        $    --       $     --       $     --


                        GRAND UNION HOLDINGS CORPORATION
                    SCHEDULE V - PROPERTY, PLANT & EQUIPMENT
       FOR THE YEARS ENDED MARCH 28, 1992, APRIL 3, 1993 AND APRIL 2, 1994


                                                   Balance at
                                                    Beginning       Additions                                      Balance at
Classification                                       of Year         at Cost      Retirements      Other           End of Year
- - --------------                                     ----------       ---------     -----------      -----          ------------
                                                                                (in thousands)

Year Ended March 28, 1992
  Property owned:
    Land                                             $19,508            $26          $(752)        $1,149*            $19,931
    Buildings                                         42,355          1,015         (2,370)         4,072*             45,072
    Fixtures and equipment                           209,142         21,541         (2,511)            --             228,172
    Leasehold improvements                           108,294          6,711         (2,360)            --             112,645
                                                    --------        -------        -------        -------            --------
      Property owned                                $379,299        $29,293        $(7,993)        $5,221            $405,820
                                                    --------        -------        -------        -------            --------
                                                    --------        -------        -------        -------            --------
  Property leased:
    Land and buildings                              $103,613         $6,539          $(169)       $(5,221)*          $104,762
    Equipment                                          2,273          5,271             --             --               7,544
                                                    --------        -------        -------        -------            --------
      Property leased                               $105,886        $11,810          $(169)       $(5,221)           $112,306
                                                    --------        -------        -------        -------            --------
                                                    --------        -------        -------        -------            --------

Year Ended April 3, 1993
  Property owned:
    Land                                             $19,931           $250        $(1,306)       $    --             $18,875
    Buildings                                         45,072         12,644         (6,551)            --              51,165
    Fixtures and equipment                           228,172         29,540        (50,204)            --             207,508
    Leasehold improvements                           112,645         15,654         (9,939)            --             118,360
                                                    --------        -------        -------        -------            --------
      Property owned                                $405,820        $58,088       $(68,000)       $    --            $395,908
                                                    --------        -------        -------        -------            --------
                                                    --------        -------        -------        -------            --------
  Property leased:
    Land and buildings                              $104,762        $14,038       $(30,382)       $    --             $88,418
    Equipment                                          7,544          8,108         (2,821)            --              12,831
                                                    --------        -------        -------        -------            --------
      Property owned                                $112,306        $22,146       $(33,203)       $    --            $101,249
                                                    --------        -------        -------        -------            --------
                                                    --------        -------        -------        -------            --------

Year Ended April 2, 1994
  Property owned:
    Land                                             $18,875         $1,110          $(670)       $    --             $19,315
    Buildings                                         51,165          4,426         (1,905)            --              53,686
    Fixtures and equipment                           207,508         42,340         (1,618)            --             248,230
    Leasehold improvements                           118,360         21,321         (5,904)            --             133,777
                                                    --------        -------        -------        -------            --------
      Property owned                                $395,908        $69,197       $(10,097)       $    --            $455,008
                                                    --------        -------        -------        -------            --------
                                                    --------        -------        -------        -------            --------
  Property leased:
    Land and buildings                               $88,418        $19,311        $(4,501)       $    --            $103,228
    Equipment                                         12,831          5,211         (1,137)            --              16,905
                                                    --------        -------        -------        -------            --------
      Property owned                                $101,249        $24,522        $(5,638)       $    --            $120,133
                                                    --------        -------        -------        -------            --------
                                                    --------        -------        -------        -------            --------

*    Represents the buyout of a capital lease obligation.


                        GRAND UNION HOLDINGS CORPORATION
        SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION & AMORTIZATION
                         OF PROPERTY, PLANT & EQUIPMENT
       FOR THE YEARS ENDED MARCH 28, 1992, APRIL 3, 1993 AND APRIL 2, 1994



                                                   Balance at
                                                    Beginning                                                      Balance at
Classification                                       of Year        Additions     Retirements      Other           End of Year
- - --------------                                     ----------       ---------     -----------      -----          ------------
                                                                                (in thousands)

Year Ended March 28, 1992
  Property owned:
    Buildings                                         $2,393         $1,409          $(169)        $1,091*             $4,724
    Fixtures and equipment                            50,069         29,966         (2,045)            --              77,990
    Leasehold improvements                            18,128         10,791           (992)            --              27,927
                                                    --------        -------        -------        -------            --------
      Property owned                                 $70,590        $42,166        $(3,206)        $1,091            $110,641
                                                    --------        -------        -------        -------            --------
                                                    --------        -------        -------        -------            --------
  Property leased:
    Buildings                                        $10,403         $6,544          $(169)       $(1,091)*           $15,687
    Equipment                                            671          1,143             --             --               1,814
                                                    --------        -------        -------        -------            --------
      Property leased                                $11,074         $7,687          $(169)       $(1,091)            $17,501
                                                    --------        -------        -------        -------            --------
                                                    --------        -------        -------        -------            --------

Year Ended April 3, 1993
  Property owned:
    Buildings                                         $4,724         $1,684          $(501)       $    --              $5,907
    Fixtures and equipment                            77,990         31,849        (23,808)            --              86,031
    Leasehold improvements                            27,927         10,687         (5,018)            --              33,596
                                                    --------        -------        -------        -------            --------
      Property owned                                $110,641        $44,220       $(29,327)       $    --            $125,534
                                                    --------        -------        -------        -------            --------
                                                    --------        -------        -------        -------            --------
  Property leased:
    Buildings                                        $15,687         $8,170       $(12,670)       $    --             $11,187
    Equipment                                          1,814            945         (2,502)            --                 257
                                                    --------        -------        -------        -------            --------
      Property leased                                $17,501         $9,115       $(15,172)       $    --             $11,444
                                                    --------        -------        -------        -------            --------
                                                    --------        -------        -------        -------            --------

Year Ended April 2, 1994
  Property owned:
    Buildings                                         $5,907         $3,162          $(249)       $    --              $8,820
    Fixtures and equipment                            86,031         29,565         (6,626)            --             108,970
    Leasehold improvements                            33,596         10,138         (3,247)            --              40,487
                                                    --------        -------        -------        -------            --------
      Property owned                                $125,534        $42,865       $(10,122)       $    --            $158,277
                                                    --------        -------        -------        -------            --------
                                                    --------        -------        -------        -------            --------
  Property leased:
    Buildings                                        $11,187         $6,282        $(3,892)       $    --             $13,577
    Equipment                                            257          3,613         (1,137)            --               2,733
                                                    --------        -------        -------        -------            --------
      Property leased                                $11,444         $9,895        $(5,029)       $    --             $16,310
                                                    --------        -------        -------        -------            --------
                                                    --------        -------        -------        -------            --------

*    Represents the buyout of a capital lease obligation.
