Form 10-Q
period 1994-07-23
GRAND UNION CO /DE/
filed 1994-09-02
CIK 316236

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


 For the quarterly period ended July 23, 1994


 Commission File Number 33-59438


                            THE GRAND UNION COMPANY
             (Exact name of registrant as specified in its charter)


                         Delaware                              22-1518276
                         --------                              ----------

      (State or other jurisdiction of incorporation         (I.R.S. Employer
                     or organization)                      Identification No.)


      201 Willowbrook Boulevard,  Wayne,  New Jersey           07470-09660
      ----------------------------------------------       -------------------
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

                          Yes    X   .      No       .
                              -------          ------
     As of September 2, 1994, there were issued and outstanding 801.5 shares of the registrant's common stock.

                            THE GRAND UNION COMPANY
                                     INDEX


 PART I - FINANCIAL INFORMATION (UNAUDITED)                     PAGE NO.


 ITEM 1.  FINANCIAL STATEMENTS.                                     6

 Consolidated Statement of Operations - 16 weeks ended              3
 July 24, 1993 and July 23, 1994


 Consolidated Balance Sheet -  April 2, 1994 and July               4
 23, 1994


 Consolidated Statement of Cash Flows - 16 weeks ended              5
 July 24, 1993 and July 23, 1994


 Note to Consolidated Financial Statements                         6


 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                   7 - 8


 PART II - OTHER INFORMATION

 No item in PART II - OTHER INFORMATION is applicable.


 All items which are not applicable or to which the answer is negative have been omitted from this report.


          The financial statements and related notes of Grand Union have not been separately presented herein since such financial statements reflect the accounts of Capital pushed down to the accounts of Grand Union.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         GRAND UNION CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                                                                              16 Weeks Ended
                                                                                                         -------------------------
                                                                                                          July 24,        July 23,
                                                                                                            1993            1994
                                                                                                         ----------      ---------
                                                                                                              (in thousands)
 Sales                                                                                                     $761,098       $747,692
 Cost of sales                                                                                             (545,996)      (523,279)
                                                                                                         -----------     ----------
 Gross profit                                                                                               215,102        224,413
 Operating and administrative expense                                                                      (164,978)      (164,566)
 Depreciation and amortization                                                                              (23,304)       (25,262)

 Interest expense:
   Debt:
     Obligations requiring current cash interest                                                            (39,117)       (40,966)
     Obligations requiring no current cash interest                                                         (10,220)       (12,031)
   Capital lease obligations                                                                                 (4,482)        (5,017)
   Amortization of deferred financing fees                                                                   (1,458)        (1,553)
                                                                                                         -----------     ----------
 Loss before income taxes and cumulative effect of accounting change                                        (28,457)       (24,982)
 Income tax provision                                                                                              -              -
                                                                                                         -----------     ----------
 Loss before cumulative effect of accounting change                                                         (28,457)       (24,982)
 Cumulative effect of accounting change                                                                     (30,308)              -
                                                                                                         -----------     ----------
 Net loss                                                                                                   (58,765)       (24,982)
 Accrued preferred stock dividends of Grand Union Holdings Corporation                                       (4,743)        (5,293)
                                                                                                         -----------     ----------

 Net loss applicable to common stock                                                                       $(63,508)      $(30,275)
                                                                                                         -----------     ----------
                                                                                                         -----------     ----------


 Other Data:
   Earnings before LIFO provision, depreciation and amortization, interest
    expense, income taxes and cumulative effect of accounting change (EBITDA)                               $51,048        $60,147
                                                                                                         -----------     ----------
                                                                                                         -----------     ----------


     See accompanying note to consolidated financial statements (unaudited).

                         GRAND UNION CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                                                                                    April 2,            July 23,
                                                                                                      1994                1994
                                                                                                 --------------      -------------
                                                                                                           (in thousands)
 ASSETS
 Current assets:
   Cash and temporary cash investments                                                                 $44,294            $38,927
   Receivables                                                                                          37,072             25,097
   Inventories                                                                                         206,063            200,071
   Other current assets                                                                                 17,444             16,864
                                                                                                 --------------      -------------
     Total current assets                                                                              304,873            280,959
 Property, net                                                                                         400,554            418,113
 Goodwill, net                                                                                         563,276            558,281
 Beneficial leases, net                                                                                 33,074             31,273
 Deferred financing fees, net                                                                           48,721             47,288
 Other assets                                                                                           43,726             42,208
                                                                                                 --------------      -------------
                                                                                                    $1,394,224         $1,378,122
                                                                                                 --------------      -------------
                                                                                                 --------------      -------------

 LIABILITIES AND STOCKHOLDER'S DEFICIT
 Current liabilities:
   Current maturities of long-term debt                                                                   $914               $917
   Current portion of obligations under capital leases                                                   7,099              7,118
   Accounts payable and accrued liabilities                                                            238,225            220,399
                                                                                                 --------------      -------------
     Total current liabilities                                                                         246,238            228,434
                                                                                                 --------------      -------------
 Long-term debt                                                                                      1,404,089          1,423,878
                                                                                                 --------------      -------------
 Obligations under capital leases                                                                      120,140            129,377
                                                                                                 --------------      -------------
 Other noncurrent liabilities                                                                          113,810            111,725
                                                                                                 --------------      -------------
 Commitments and contingencies

 Redeemable stock of Grand Union Holdings Corporation  (liquidation preference
   $150,605,000 in aggregate)                                                                          154,719            160,012
                                                                                                 --------------      -------------

 Stockholder's deficit:
   Common stock, $.01 par value; authorized, issued and
     outstanding 1,000 shares                                                                                1                  1
   Treasury stock of Grand Union Holdings Corporation                                                     (156)              (156)
   Accumulated deficit                                                                                (644,617)          (675,149)
                                                                                                 --------------      -------------
     Total stockholder's deficit                                                                      (644,772)          (675,304)
                                                                                                 --------------      -------------
                                                                                                    $1,394,224         $1,378,122
                                                                                                 --------------      -------------
                                                                                                 --------------      -------------


See accompanying note to consolidated financial statements (unaudited).

                         GRAND UNION CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                                             16 Weeks Ended
                                                                                                  --------------------------------
                                                                                                     July 24,           July 23,
                                                                                                       1993               1994
                                                                                                  --------------     -------------
                                                                                                            (in thousands)
 OPERATING ACTIVITIES:
   Net loss                                                                                            $(58,765)         $(24,982)
   Adjustments to reconcile net loss to net cash provided by
    (used for) operating activities:
     Cumulative effect of accounting change                                                              30,308                 -
     Depreciation and amortization                                                                       23,304            25,262
     Noncash interest                                                                                    10,220            12,031
     Amortization of deferred financing fees                                                              1,458             1,553
   Net changes in assets and liabilities:
     Receivables                                                                                          3,455            11,975
     Inventories                                                                                         19,125             5,992
     Accounts payable and accrued liabilities                                                           (61,244)          (17,826)
     Other current assets                                                                                 2,044               580
     Other                                                                                               (7,735)           (2,222)
                                                                                                  --------------      ------------
  Net cash provided by (used for) operating activities                                                  (37,830)           12,363
                                                                                                  --------------      ------------
 INVESTMENT ACTIVITIES:
   Capital expenditures                                                                                 (11,184)          (24,949)
   Disposals of property                                                                                     35             1,643
                                                                                                  --------------      ------------
  Net cash used for investment activities                                                               (11,149)          (23,306)
                                                                                                  --------------      ------------

 FINANCING ACTIVITIES:
   Proceeds from the issuance of long-term debt                                                          21,011             8,000
   Obligations under capital leases discharged                                                           (2,210)           (2,185)
   Retirement of long-term debt                                                                            (169)             (239)
   Purchase of Grand Union Holdings Corporation common stock                                                (95)                -
                                                                                                  --------------      ------------
  Net cash provided by financing activities                                                              18,537             5,576
                                                                                                  --------------      ------------
 Decrease in cash and temporary cash investments                                                        (30,442)           (5,367)

 Cash and temporary cash investments at beginning of period                                              69,651            44,294
                                                                                                  --------------      ------------
 Cash and temporary cash investments at end of period                                                   $39,209           $38,927
                                                                                                  --------------      ------------
                                                                                                  --------------      ------------

 Supplemental disclosure of cash flow information:
   Cash paid for interest                                                                               $55,735           $59,666
   Capital lease obligations incurred                                                                     4,684            11,441
   Accrued dividends on preferred stock of Grand Union Holdings Corporation                               4,743             5,293


See accompanying note to consolidated financial statements (unaudited).

                         GRAND UNION CAPITAL CORPORATION
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF ACCOUNTING

     The accompanying interim consolidated financial statements of Grand Union Capital Corporation ("Capital" or the "Company") have not been audited by independent accountants. However, in the opinion of management the results of operations include all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation of operating results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1994. Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
     The following table sets forth certain statement of operations data:


                                                                                                             16 Weeks Ended
                                                                                                      -----------------------------
                                                                                                        July 24,          July 23,
                                                                                                          1993              1994
                                                                                                      ------------      -----------
                                                                                                          (dollars in millions)
 Sales                                                                                                     $761.1            $747.7
 Gross profit                                                                                               215.1             224.4
 Operating and administrative expense                                                                       165.0             164.6
 Depreciation and amortization                                                                               23.3              25.3
 Interest expense                                                                                            55.3              59.6
 Cumulative effect of accounting change                                                                      30.3                 -
 Net loss                                                                                                    58.8              25.0
 EBITDA                                                                                                      51.0              60.1
 LIFO provision                                                                                                .9                .3
 Sales percentage decrease                                                                                   4.5%              1.8%
 Gross profit as a percentage of sales                                                                       28.3              30.0
 Operating and administrative expense as a percentage of sales's                                             21.7              22.0
 EBITDA as a percentage of sales                                                                              6.7               8.0


     Sales for the 16 weeks ended July 23, 1994 decreased $13.4 million or 1.8% as compared to the 16 weeks ended July 24, 1993. The sales decrease for the 16 weeks ended July 23, 1994 resulted from the continuing effect of workforce reductions by several major employers in the Company s Northern Region, competitive store openings in the Mid-Hudson Valley and Albany metropolitan area of New York State, the Company's increased emphasis on value-oriented products in the Northern Region and the timing of Easter (the first quarter of the current year did not include the holiday shopping period preceding Easter; the previous year's first quarter included the pre-holiday week). These factors were partially offset by the effect of the work stoppage last year and sales increases from the Company's capital expenditure program. Existing store sales, influenced by the same factors mentioned above, decreased 5.6% for the 16 weeks ended July 23, 1994

     The increase in gross profit, as a percentage of sales, for the 16 weeks ended July 23, 1994 resulted from increased sales of higher margin general merchandise and private label products, reduced product procurement costs and a reduction of the LIFO provision.

     The increase in operating and administrative expense, as a percentage of sales, for the 16 weeks ended July 23, 1994 resulted primarily from an increase, as a percentage of sales, in store labor and fringe benefits, utilities expense and occupancy costs.

     Depreciation and amortization was $25.3 and $23.3 million for the 16 weeks ended July 23, 1994 and July 24, 1993, respectively. The $2.0 million increase is attributable to the Company's capital expenditure program.

     Interest expense was $59.6 and $55.3 million for the 16 weeks ended July 23, 1994 and July 24, 1993, respectively. The increase is primarily due to the increased level of debt outstanding.

     During the 16 weeks ended July 24, 1993, the Company recorded a $30.3 million charge as the cumulative effect of an accounting change relating to the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This charge represents the portion of future retiree benefit costs related to service already rendered by both active and retired employees up to the date of adoption.

     EBITDA (earnings before LIFO provision, depreciation and amortization, interest expense, income taxes and cumulative effect of accounting change) was $60.1 million or 8.0% of sales for the 16 weeks ended July 23, 1994, compared to $51.0 million or 6.7% of sales for the 16 weeks ended July 24, 1993. The Company estimates that the 22 day work stoppage during the 16 weeks ended July 24, 1993 had the effect of reducing EBITDA by approximately $8.0 million as a result of lost sales, product losses and other costs associated with the work stoppage.

     On July 26, 1994, the Company announced a corporate reorganization and overhead reduction program to consolidate several key functions and reduce overhead expense by approximately $5 million annually. The Company estimates that the cost of this program, principally consisting of severance costs, will be approximately $1 million, of which $.4 million was recorded in the 16 weeks ended July 23, 1994. Cost savings from this program will be reinvested in store operations beginning in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES
     Resources used to finance significant expenditures for the 16 weeks ended July 24, 1993 and July 23, 1994 are reflected in the following table:


                                                                                                              16 Weeks Ended
                                                                                                      -----------------------------
                                                                                                        July 24,          July 23,
                                                                                                          1993              1994
                                                                                                      ------------      -----------
                                                                                                              (in millions)
 Resources used:
   Capital expenditures                                                                                     $11.2            $24.9
   Debt repayment                                                                                             2.4              2.4
   Purchase of redeemable Class A common stock                                                                0.1               --
                                                                                                            -----            -----
                                                                                                            $13.7            $27.3
                                                                                                            -----            -----
                                                                                                            -----            -----

 Financed by:
   Operating activities, including cash and temporary cash investments                                      $(7.3)           $17.7
   Debt incurred                                                                                             21.0              8.0
   Property disposals                                                                                            -             1.6
                                                                                                            -----            -----

                                                                                                            $13.7            $27.3
                                                                                                            -----            -----
                                                                                                            -----            -----


     During the 16 weeks ended July 23, 1994, funds for capital expenditures and debt repayment were principally obtained from cash provided by operating activities and from $8 million borrowed on the revolving credit facility.
During the 16 weeks ended July 24, 1993, funds for capital expenditures, debt repayment and the purchase of redeemable Class A common stock from former management investors of the Southern Region were principally obtained from additional borrowings. Debt repayment for the 16 weeks ended July 23, 1994 and for the 16 weeks ended July 24, 1993 consisted of scheduled repayments of capital leases and various mortgages.

     At July 23, 1994, there was $33.0 million of borrowings outstanding under the Company's $100 million revolving credit facility and $24.4 million was available for additional borrowings or letters of credit.

     The Company was in compliance with the terms and restrictive covenants of its debt obligations for the 16 weeks ended July 23, 1994.

     During the 16 weeks ended July 23, 1994, the Company opened two replacement stores and completed the remodeling of two stores. Capital expenditures for the year ending April 1, 1995, including capitalized leases other than real estate capitalized leases, are expected to be approximately $70 million. Capital expenditures will be principally for new stores, replacement stores, remodeled stores and expansions. The Company plans to finance capital expenditures and scheduled debt repayments primarily through cash provided by operations. The Company will finance a limited amount of capital expenditures through purchase money mortgages and equipment leases.

PART II - OTHER INFORMATION

No item in PART II - OTHER INFORMATION is applicable.


                                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE GRAND UNION COMPANY
                                                      (Registrant)


 Date: September 2, 1994                           /s/ Kenneth R. Baum
                                         --------------------------------------
                                                     Kenneth R. Baum
                                         Senior Vice President, Chief Financial
                                         Officer and Secretary (Principal
                                         Financial Officer and Principal
                                         Accounting Officer)