Form 10-Q/A
period 1994-07-23
GRAND UNION CO /DE/
filed 1994-09-16
CIK 316236

                                   FORM 10-Q/A


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

                          Yes    X   .      No       .
                              -------          ------
     As of September 16, 1994, there were issued and outstanding 801.5 shares of the registrant's common stock.

PART II - OTHER INFORMATION

Item 6.  Exhibit Number 27 - Financial Data Schedule
- - ----------------------------------------------------


                                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE GRAND UNION COMPANY
                                                      (Registrant)


 Date: September 16, 1994                           /s/ Kenneth R. Baum
                                         --------------------------------------
                                                     Kenneth R. Baum
                                         Senior Vice President, Chief Financial
                                         Officer and Secretary (Principal
                                         Financial Officer and Principal
                                         Accounting Officer)