Form 10-Q
period 1994-10-15
GRAND UNION CO /DE/
filed 1994-11-29
CIK 316236

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended October 15, 1994
                                        ----------------

         Commission File Number 33-59438
                                --------

                             THE GRAND UNION COMPANY
            ---------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                         Delaware                        22-1518276
                         --------                        ----------
              (State or other jurisdiction of         (I.R.S. Employer
              incorporation or organization)         Identification No.)


         201 Willowbrook Boulevard, Wayne, New Jersey    07470-0966
         --------------------------------------------    ----------
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

                                 Yes  X .   No    .
                                     ---       ---

         As of November 29, 1994, there were issued and outstanding 801.5 shares of the registrant's common stock.

                              THE GRAND UNION COMPANY

                                       INDEX




                                                                   PAGE NO.
                                                                   --------
         PART I - FINANCIAL INFORMATION (UNAUDITED)


         ITEM 1.  FINANCIAL STATEMENTS.

         Consolidated Statement of Operations - 12 and 28
         weeks ended October 16, 1993 and October 15, 1994            3

         Consolidated Balance Sheet - April 2, 1994 and
         October 15, 1994                                             4

         Consolidated Statement of Cash Flows - 28 weeks
         ended October 16, 1993 and October 15, 1994                  5

         Notes to Consolidated Financial Statements                   6


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.            8


         PART II - OTHER INFORMATION                                 13





         All items which are not applicable or to which the answer is negative have been omitted from this report.

         The financial statements and related notes of Grand Union have not been separately presented herein since such financial statements reflect the accounts of Grand Union Capital Corporation pushed down to the accounts of Grand Union.

         PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS.

                          GRAND UNION CAPITAL CORPORATION
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)

                                                                          12 Weeks Ended                28 Weeks Ended
                                                                    --------------------------    --------------------------
                                                                    October 16,    October 15,    October 16,    October 15,
                                                                       1993           1994           1993           1994
                                                                    ----------     -----------    -----------    -----------
                                                                                         (in thousands)

         Sales                                                        $559,769       $556,663     $1,320,867     $1,304,355
         Cost of sales                                                (395,155)      (390,565)      (941,151)      (913,844)
                                                                      --------       --------     ----------     ----------
         Gross profit                                                  164,614        166,098        379,716        390,511
         Operating and administrative expense                         (121,401)      (127,593)      (286,379)      (292,159)
         Depreciation and amortization                                 (17,780)       (20,758)       (41,084)       (46,020)
         Interest expense:
          Debt:
           Obligations requiring current cash interest                 (29,451)       (31,724)       (68,568)       (72,690)
           Obligations requiring no current cash interest               (8,245)        (9,559)       (18,465)       (21,590)
          Capital lease obligations                                     (3,190)        (4,755)        (7,672)        (9,772)
          Amortization of deferred financing fees                       (1,093)        (1,174)        (2,551)        (2,727)
                                                                      --------       --------     ----------     ----------
         Loss before income taxes and cumulative effect of
          accounting change                                            (16,546)       (29,465)       (45,003)       (54,447)
         Income tax provision                                               --             --             --             --
                                                                      --------       --------     ----------     ----------
         Loss before cumulative effect of accounting change            (16,546)       (29,465)       (45,003)       (54,447)
         Cumulative effect of accounting change                             --             --        (30,308)            --
                                                                      --------       --------     ----------     ----------
         Net loss                                                      (16,546)       (29,465)       (75,311)       (54,447)
         Accrued preferred stock dividends of
          Grand Union Holdings Corporation                              (3,667)        (6,411)        (8,410)       (11,704)
                                                                      --------       --------     ----------     ----------

         Net loss applicable to common stock                          $(20,213)      $(35,876)    $  (83,721)    $  (66,151)
                                                                      --------       --------     ----------     ----------
                                                                      --------       --------     ----------     ----------

         Other Data:
          Earnings before LIFO provision, depreciation and
          amortization, interest expense, income taxes and
          cumulative effect of accounting change (EBITDA)             $ 43,097       $ 38,730     $   94,145     $   98,877
                                                                      --------       --------     ----------     ----------
                                                                      --------       --------     ----------     ----------


    See accompanying notes to consolidated financial statements (unaudited).

                          GRAND UNION CAPITAL CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)


                                                                                        April 2,          October 15,
                                                                                          1994               1994
                                                                                        -------           -----------
                                                                                              (in thousands)
         ASSETS
         Current assets:
          Cash and temporary cash investments                                               $44,294         $35,426
          Receivables                                                                        37,072          22,817
          Inventories                                                                       206,063         202,029
          Other current assets                                                               17,444          17,336
                                                                                         ----------      ----------
           Total current assets                                                             304,873         277,608
         Property, net                                                                      400,554         431,283
         Goodwill, net                                                                      563,276         554,608
         Beneficial leases, net                                                              33,074          29,921
         Deferred financing fees, net                                                        48,721          46,444
         Other assets                                                                        43,726          41,364
                                                                                         ----------      ----------
                                                                                         $1,394,224      $1,381,228
                                                                                         ----------      ----------
                                                                                         ----------      ----------
         LIABILITIES AND STOCKHOLDER'S DEFICIT
         Current liabilities:
          Current maturities of long-term debt                                                 $914            $918
          Current portion of obligations under capital leases                                 7,099           7,001
          Accounts payable and accrued liabilities                                          238,225         234,403
                                                                                         ----------      ----------
           Total current liabilities                                                        246,238         242,322
                                                                                         ----------      ----------
         Long-term debt                                                                   1,404,089       1,434,204
                                                                                         ----------      ----------
         Obligations under capital leases                                                   120,140         139,583
                                                                                         ----------      ----------
         Other noncurrent liabilities                                                       113,810         109,876
                                                                                         ----------      ----------

         Commitments and contingencies

         Redeemable stock of Grand Union Holdings
          Corporation (liquidation preference
          $157,016,000 in aggregate)                                                        154,719         166,423
                                                                                         ----------      ----------

         Stockholder's deficit:
          Common Stock, $.01 par value; authorized,
           issued and outstanding 1,000 shares                                                    1               1
          Treasury Stock of Grand Union Holdings Corporation                                   (156)           (156)
          Accumulated deficit                                                              (644,617)       (711,025)
                                                                                         ----------      ----------
           Total Stockholder's deficit                                                     (644,772)       (711,180)
                                                                                         ----------      ----------
                                                                                         $1,394,224      $1,381,228
                                                                                         ----------      ----------
                                                                                         ----------      ----------


    See accompanying notes to consolidated financial statements (unaudited).

                          GRAND UNION CAPITAL CORPORATION
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                                                             28 Weeks Ended
                                                                                     ------------------------------
                                                                                     October 16,        October 15,
                                                                                         1993                1994
                                                                                     -----------        -----------
                                                                                             (in thousands)
         OPERATING ACTIVITIES:
          Net loss                                                                         ($75,311)       ($54,447)
          Adjustments to reconcile net loss to net cash
           provided by (used for) operating activities:
           Cumulative effect of accounting change                                            30,308               -
           Depreciation and amortization                                                     41,084          46,020
           Noncash interest                                                                  18,465          21,590
           Amortization of deferred financing fees                                            2,551           2,727
          Net changes in assets and liabilities:
           Receivables                                                                       (6,534)         14,255
           Inventories                                                                       22,276           4,034
           Accounts payable and accrued liabilities                                         (42,570)         (3,822)
           Other current assets                                                                 539             108

           Other                                                                            (13,362)         (5,315)
                                                                                           ---------       ---------
          Net cash provided by (used for) operating activities                              (22,554)         25,150
                                                                                           ---------       ---------
         INVESTMENT ACTIVITIES:
          Capital expenditures                                                              (24,890)        (40,102)
          Disposals of property                                                                  45           2,016
                                                                                           ---------       ---------
          Net cash used for investment activities                                           (24,845)        (38,086)
                                                                                           ---------       ---------
         FINANCING ACTIVITIES:
          Proceeds from issuance of long-term debt                                           27,011           9,000
          Obligations under capital leases discharged                                        (3,621)         (4,461)
          Retirement of long-term debt                                                         (275)           (471)
          Purchase of Grand Union Holdings Corporation common stock                            (156)              -
                                                                                           ---------       ---------
          Net cash provided by financing activities                                          22,959           4,068
                                                                                           ---------       ---------
         Decrease in cash and temporary cash investments                                    (24,440)         (8,868)
         Cash and temporary cash investments at beginning of period                          69,651          44,294
                                                                                           ---------       ---------
         Cash and temporary cash investments at end of period                               $45,211         $35,426
                                                                                           ---------       ---------
                                                                                           ---------       ---------

         Supplemental disclosure of cash flow information:
          Cash paid for interest                                                            $71,376         $77,036
          Capital lease obligations incurred                                                  7,664          23,806
          Accrued dividends on preferred stock of
           Grand Union Holdings Corporation                                                   8,410          11,704


    See accompanying notes to consolidated financial statements (unaudited).

                          GRAND UNION CAPITAL CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


         NOTE 1 - Basis of Accounting

              The accompanying interim consolidated financial statements of Grand Union Capital Corporation ("Capital" or the "Company"), have not been audited by independent accountants. However, in the opinion of management the results of operations include all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation of operating results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1994. Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.

         NOTE 2 - Debt and Redeemable Preferred Stock of Grand Union Holdings Corporation

              On September 15, 1994, the Company and the banks party to the Bank Credit Agreement entered into an amendment which provided for reductions in required levels of EBITDA and required cash interest coverage ratios beginning in the fiscal quarter ending October 15, 1994, and provided that certain financial covenants would be calculated excluding the impact of costs and expenses of up to $1,000,000 incurred pursuant to the corporate reorganization and overhead reduction program previously announced. The amendment also provides for proceeds of up to $20,000,000 from the sale or closure of certain stores, which if realized prior to such amendment would have been subject to mandatory bank debt repayment, to be redeployed to make capital expenditures.

              The Company was in compliance with the terms of the Bank Credit Agreement, as amended, as of October 15, 1994 and believes it is in compliance as of the date hereof. Notwithstanding the September 1994 amendment to the Bank Credit Agreement, the Company anticipates that by the conclusion of the third quarter it will require interim waivers from its bank lenders. In addition, cash from operations after committed capital expenditures will not be sufficient to fund cash interest payments due in early calendar 1995, and asset sales which can be arranged by the time such interest payments are due are not likely to generate an amount of net proceeds which, together with cash from operations, will be adequate to fund such interest payments. The Company expects to request necessary interim waivers and to negotiate modifications of the covenants included in the Bank Credit Agreement in connection with its discussion of a restructuring of its capital structure. While there can be no assurance that a restructuring can be accomplished, the Company intends to present a proposed restructuring plan to the current holders of its indebtedness and to initiate the restructuring process at the earliest practicable date.

              The dividend rate on the Grand Union Holdings Corporation ("Holdings") Series A cumulative exchangeable redeemable preferred stock, the Series B cumulative redeemable convertible preferred stock and the Series C cumulative redeemable convertible preferred stock (collectively the "Preferred Stock") increases from 12% to 20% as of July 14, 1996. During the 12 weeks ended October 15, 1994, Holdings changed its estimate of the date on which the Preferred Stock is expected to be redeemed from on or before the date of the dividend step-up to an indeterminate date. Accordingly, as of July 24, 1994, Holdings is accruing interest recognizing a yield to redemption interest rate of 18.2% per annum for the Series A preferred stock, 19.3% for the Series B preferred stock and 18.3% for the Series C preferred stock. The effect of this change was to increase accrued preferred stock dividends approximately $2,319,000 for the 12 weeks ended October 15, 1994.

         NOTE 3 - Store Dispositions

              During the third and fourth quarters of the Company's current fiscal year, the Company expects to sell or close up to 20 smaller stores (including four stores which have been closed since October 15, 1994) located primarily in the Northern Region, which are unprofitable or do not fit into the Company's long-term strategy. These store dispositions are expected to result in an accounting charge in the third quarter and to result in a reduction in sales of up to $100 million per year.

         NOTE 4 - Intangibles

              The value of the Company's intangible assets may become impaired as a result of the effects of a restructuring of the capital structure of the Company. Until such time as a restructuring plan is developed and negotiations with the Company's lenders progress, the Company is unable to determine the extent of such impairment, if any, and, therefore, has made no adjustment to such carrying value as of October 15, 1994.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS

              The following table sets forth certain statement of operations data:


                                                                          12 Weeks Ended                28 Weeks Ended
                                                                    --------------------------    --------------------------
                                                                    October 16,    October 15,    October 16,    October 15,
                                                                       1993           1994           1993           1994
                                                                    -----------    -----------    -----------    -----------
                                                                                     (dollars in millions)

               Sales                                                 $ 559.8        $  556.7        $1,320.9       $1,304.4
               Gross profit                                            164.6           166.1           379.7          390.5
               Operating and administrative expense                    121.4           127.6           286.4          292.2
               Depreciation and amortization                            17.8            20.8            41.1           46.0
               Interest expense                                         42.0            47.2            97.3          106.8
               Cumulative effect of accounting change                    -               -              30.3            -
               Net loss                                                 16.5            29.5            75.3           54.4
               EBITDA                                                   43.1            38.7            94.1           98.9
               LIFO provision                                           (0.1)            0.2             0.8            0.5
               Sales percentage decrease                                 3.8%            0.6%            4.2%           1.3%
               Gross profit as a percentage of sales                    29.4            29.8            28.7           29.9
               Operating and administrative expense
                 as a percentage of sales                               21.7            22.9            21.7           22.4
               EBITDA as a percentage of sales                           7.7             7.0             7.1            7.6


              Sales for the 12 and 28 weeks ended October 15, 1994 decreased $3.1 million and $16.5 million, or 0.6% and 1.3%, as compared to the 12 and 28 weeks ended October 16, 1993, respectively. The sales decreases for the 12 and 28 weeks ended October 15, 1994 resulted from the continuing effect of workforce reductions by several major employers in the Company's Northern Region, competitive store openings in the Mid-Hudson Valley and Albany metropolitan area of New York State and the Company's increased emphasis on value-oriented products in the Northern Region, partially offset by sales increases from stores which have been newly built or renovated as part of the Company's capital expenditure program. Sales comparisons between the 28 weeks ended October 15, 1994 and the 28 weeks ended October 16, 1993 are also affected by the timing of Easter (the first quarter of the current fiscal year did not include the holiday shopping period preceding Easter, while the first quarter of the prior fiscal year included the pre-holiday week) and by the effect of the work stoppage experienced during the first quarter of the prior fiscal year. Existing store sales, influenced by the same factors mentioned above, decreased 3.6% and 4.7% for the 12 and 28 weeks ended October 15, 1994, respectively.

              The increase in gross profit, as a percentage of sales, for the 12 and 28 weeks ended October 15, 1994 resulted from lower product procurement costs and from increases in the sales mix of higher margin general merchandise, bakery and private label products.

              The increase in operating and administrative expense, as a percentage of sales, for the 12 and 28 weeks ended October 15, 1994 resulted primarily from increases, as a percentage of sales, in store labor and fringe benefits, utilities, insurance and occupancy costs. On July 26, 1994, the Company announced a corporate reorganization and overhead reduction program to consolidate several key functions and reduce overhead expense by approximately $5 million annually. Savings from this program are being invested in the Company's operations. The cost of this program, principally consisting of severance costs, was approximately $0.6 million and $1.0 million in the 12 and 28 weeks ended October 15, 1994, respectively. Substantially all costs expected to be incurred in connection with this corporate reorganization and overhead reduction program had been incurred as of the end of the second quarter.

              Depreciation and amortization increased $3.0 million and $4.9 million for the 12 and 28 weeks ended October 15, 1994, respectively, as a result of the Company's capital expenditure program.

              Interest expense increased $5.2 million and $9.5 million for the 12 and 28 weeks ended October 15, 1994, respectively, primarily due to the increased level of debt outstanding.

              During the 28 weeks ended October 16, 1993 the Company recorded a $30.3 million charge as the cumulative effect of an accounting change relating to the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This charge represents the portion of future retiree benefit costs related to service already rendered by both active and retired employees up to the date of adoption.

              EBITDA (earnings before LIFO provision, depreciation and amortization, interest expense, income taxes and cumulative effect of accounting change) was $38.7 million or 7.0% of sales and $98.9 million or 7.6% of sales for the 12 and 28 weeks ended October 15, 1994, respectively. EBITDA in future periods will be affected by the marketing program recently introduced in the Northern Region, the reduction in the Company's forward buy inventory and other factors.

              During the 12 weeks ended October 15, 1994, the Company commenced a new marketing program in certain of its Northern Region markets. The program includes both lower everyday prices and stronger feature programs. The Company believes it must continue and extend these investments in its store operations. Although these investments adversely affect gross profit in periods in which they are made, and there is no assurance that they will succeed in improving gross profit over the long term, the Company believes that they are necessary in order to preserve and expand the Company's sales base.

              Due to the Company's reduced operating cash flow, the Company has reduced its investment in forward buy inventory. This reduction of the Company's forward buy inventory adversely affected the Company's gross profit during the second quarter and will continue to adversely affect the Company's gross profit in future periods until its investment in forward buy inventory can be restored.


         LIQUIDITY AND CAPITAL RESOURCES

              Resources used to finance significant expenditures for the 28 weeks ended October 16, 1993 and October 15, 1994 are reflected in the following table:

                                                          28 Weeks Ended
                                                     ------------------------
                                                     October 16,  October 15,
                                                        1993         1994
                                                     -----------  -----------
                                                           (in millions)

         Resources used for:
           Capital expenditures                         $24.9         $40.1
           Debt and capital lease repayments              3.9           4.9
           Purchase of redeemable Class A common stock    0.1            -
                                                        -----         -----
                                                        $28.9         $45.0
                                                        -----         -----
                                                        -----         -----
         Financed by:
           Operating activities, including cash
             and temporary cash investments              $1.9         $34.0
           Debt incurred                                 27.0           9.0
           Property disposals                              -            2.0
                                                        -----         -----
                                                        $28.9         $45.0
                                                        -----         -----
                                                        -----         -----


              During the 28 weeks ended October 15, 1994, funds for capital expenditures and debt repayments were principally obtained from cash provided by operating activities and from $9 million borrowed on the revolving credit facility. During the 28 weeks ended October 16, 1993, funds for capital expenditures and debt repayments were principally obtained from additional borrowings on the revolving credit facility. Debt repayments for the 28 weeks ended October 15, 1994 and October 16, 1993 consisted of scheduled repayments of capital leases and various mortgages.

              On September 15, 1994, the Company and the banks party to the Bank Credit Agreement entered into an amendment which provided for reductions in required levels of EBITDA and required cash interest coverage ratios beginning in the fiscal quarter ending October 15, 1994, and which provided that certain financial covenants would be calculated excluding the impact of costs and expenses of up to $1.0 million incurred pursuant to the corporate reorganization and overhead reduction program previously announced. The amendment also provides for proceeds of up to $20.0 million from the sale or closure of certain stores, which if realized prior to such amendment would have been subject to mandatory bank debt repayments, to be redeployed to make capital expenditures.

              At October 15, 1994, there was $34.0 million of borrowings outstanding under the Company's $100.0 million revolving credit facility and $24.4 million was available for additional borrowings or letters of credit.

              Notwithstanding the September 1994 amendment to the Bank Credit Agreement, the Company anticipates that by the conclusion of the third quarter it will require interim waivers from its bank lenders. In addition, cash from operations after committed capital expenditures will not be sufficient to fund cash interest payments due in early calendar 1995, and asset sales which can be arranged by the time such interest payments are due are not likely to generate an amount of net proceeds which, together with cash from operations, will be adequate to fund such interest payments. The Company expects to request necessary interim waivers and to negotiate modifications of the covenants included in the Bank Credit Agreement in connection with its discussion of a restructuring of its capital structure.

              On November 28, 1994, the Company engaged Goldman, Sachs & Co. and BT Securities Corporation to assist the Company in developing a capital restructuring plan. While there can be no assurance that a restructuring can be accomplished, the Company intends to present a proposed restructuring plan to the current holders of its indebtedness and to initiate the restructuring process at the earliest practicable date. The costs associated with the restructuring, including advisory, accounting and legal fees, will reduce EBITDA and increase net loss during the remainder of the Company's current fiscal year and during the fiscal year ended March 30, 1996.

              The Company believes that it is in compliance with the terms of its Bank Credit Agreement, as amended, and its other debt agreements as of the date hereof, and that it will remain in compliance with the terms of its debt agreements until at least January 15, 1995, by which date the Company intends to have proposed a restructuring plan. The Company anticipates that it will have been able to obtain required interim waivers from its bank lenders prior to January 15, 1995.

              The Company expects that, assuming that vendors and suppliers continue to extend normal credit terms, it will have sufficient liquidity to meet its obligations to trade creditors in accordance with its usual prompt payment schedule throughout the time it takes to complete the restructuring process.

              During the 28 weeks ended October 15, 1994, the Company opened four replacement stores and completed the remodeling of six stores. Capital expenditures, including capitalized leases other than real estate leases, for the year ending April 1, 1995 are expected to be approximately $60 million. The Company's capital expenditures during the current fiscal year have been financed through funds generated from operations, borrowings under the revolving credit facility and equipment leases. Prior to the completion of the restructuring, in order to improve liquidity, the Company's capital expenditure program will be curtailed. An extended curtailment of the Company's capital expenditure program would adversely affect the Company's long-term profitability and competitive position.

              During the third and fourth quarters of the Company's current fiscal year, the Company expects to sell or close up to 20 smaller stores (including four stores which have been closed since October 15, 1994), located primarily in the Northern Region, which are unprofitable or do not fit into the Company's long-term strategy. These store dispositions are expected to result in an accounting charge in the third quarter and to result in a reduction in sales of up to $100 million per year.

         PART II-OTHER INFORMATION

         ITEM 6.

              (a)  Exhibits

                   EXHIBIT NUMBER

                       10.8G Seventh Amendment dated as of September 15, 1994 to the Credit Agreement dated as of July 14, 1992 among The Grand Union Company, Grand Union Capital Corporation ("Capital"), Grand Union Holdings Corporation ("Holdings") the lending institutions party thereto, Bankers Trust Company, as Agent, and Midlantic National Bank, as Co-Agent, filed as Exhibit No. 10.8 to the Registration Statement on Form S-1 of Capital and Holdings
                                       (Registration No. 33-50496),
                                       incorporated by reference to Exhibit
                                       No. 10.8G to Holdings' Report on Form
                                       10-Q dated November 29, 1994.

                        27             Financial Data Schedule

                                      SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE GRAND UNION COMPANY
                                                (Registrant)



         Date:  November 29, 1994           /s/ Kenneth R. Baum
                -----------------               ---------------------
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