Form 10-Q/A
period 1994-10-15
GRAND UNION CO /DE/
filed 1994-12-14
CIK 316236

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


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

The Grand Union Company's Quarterly Report on Form 10-Q for the 12 and 28 weeks ended October 15, 1994 is amended to reflect the following:

     1. Certain amounts originally charged in the Statement of Operations to operating and administrative expense in the 12 and 28 week periods ended October 16, 1993 have been reclassified to cost of sales to conform to the presentation included in the Company's Annual Report on Form 10-K for the 52 weeks ended April 2, 1994.

     2. Management's Discussion and Analysis has been modified to expand the discussion relating to changes in gross profit and operating and administrative expense for the 12 and 28 weeks ended October 16, 1993.




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

         PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS.

                          GRAND UNION CAPITAL CORPORATION
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)


                                                                          12 Weeks Ended                28 Weeks Ended
                                                                    --------------------------    --------------------------
                                                                    October 16,    October 15,    October 16,    October 15,
                                                                     1993(a)          1994         1993(a)         1994
                                                                    ----------     -----------    -----------    -----------
                                                                                         (in thousands)

         Sales                                                        $559,769       $556,663     $1,320,867     $1,304,355
         Cost of sales                                                (400,155)      (390,565)      (946,151)      (913,844)
                                                                      --------       --------     ----------     ----------
         Gross profit                                                  159,614        166,098        374,716        390,511
         Operating and administrative expense                         (116,401)      (127,593)      (281,379)      (292,159)
         Depreciation and amortization                                 (17,780)       (20,758)       (41,084)       (46,020)
         Interest expense:
          Debt:
           Obligations requiring current cash interest                 (29,451)       (31,724)       (68,568)       (72,690)
           Obligations requiring no current cash interest               (8,245)        (9,559)       (18,465)       (21,590)
          Capital lease obligations                                     (3,190)        (4,755)        (7,672)        (9,772)
          Amortization of deferred financing fees                       (1,093)        (1,174)        (2,551)        (2,727)
                                                                      --------       --------     ----------     ----------
         Loss before income taxes and cumulative effect of
          accounting change                                            (16,546)       (29,465)       (45,003)       (54,447)
         Income tax provision                                               --             --             --             --
                                                                      --------       --------     ----------     ----------
         Loss before cumulative effect of accounting change            (16,546)       (29,465)       (45,003)       (54,447)
         Cumulative effect of accounting change                             --             --        (30,308)            --
                                                                      --------       --------     ----------     ----------
         Net loss                                                      (16,546)       (29,465)       (75,311)       (54,447)
         Accrued preferred stock dividends of
          Grand Union Holdings Corporation                              (3,667)        (6,411)        (8,410)       (11,704)
                                                                      --------       --------     ----------     ----------

         Net loss applicable to common stock                          $(20,213)      $(35,876)    $  (83,721)    $  (66,151)
                                                                      --------       --------     ----------     ----------
                                                                      --------       --------     ----------     ----------

         Other Data:
          Earnings before LIFO provision, depreciation and
          amortization, interest expense, income taxes and
          cumulative effect of accounting change (EBITDA)             $ 43,097       $ 38,730     $   94,145     $   98,877
                                                                      --------       --------     ----------     ----------
                                                                      --------       --------     ----------     ----------

- -----------
(a) Reflects reclassification of certain amounts to conform to the presentation included in the Annual Report on Form 10-K for the 52 weeks ended
    April 2, 1994.



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

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS

              The following table sets forth certain statement of operations data:



                                                                          12 Weeks Ended                28 Weeks Ended
                                                                    --------------------------    --------------------------
                                                                    October 16,    October 15,    October 16,    October 15,
                                                                       1993           1994           1993           1994
                                                                    -----------    -----------    -----------    -----------
                                                                                     (dollars in millions)

               Sales                                                 $ 559.8        $  556.7        $1,320.9       $1,304.4
               Gross profit                                            159.6           166.1           374.7          390.5
               Operating and administrative expense                    116.4           127.6           281.4          292.2
               Depreciation and amortization                            17.8            20.8            41.1           46.0
               Interest expense                                         42.0            47.2            97.3          106.8
               Cumulative effect of accounting change                    -               -              30.3            -
               Net loss                                                 16.5            29.5            75.3           54.4
               EBITDA                                                   43.1            38.7            94.1           98.9
               LIFO provision                                           (0.1)            0.2             0.8            0.5
               Sales percentage decrease                                 3.8%            0.6%            4.2%           1.3%
               Gross profit as a percentage of sales                    28.5            29.8            28.4           29.9
               Operating and administrative expense
                 as a percentage of sales                               20.8            22.9            21.3           22.4
               EBITDA as a percentage of sales                           7.7             7.0             7.1            7.6



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

              The increase in gross profit, as a percentage of sales, for the 12 and 28 weeks ended October 15, 1994 resulted from lower product procurement costs, the effect of changes in the recording and deducting of advertising and promotional income allowances made in the the 12 weeks ended October 16, 1993, and from increases in the sales mix of higher margin general merchandise, bakery and private label products.



              The increase in operating and administrative expense, as a percentage of sales, for the 12 and 28 weeks ended October 15, 1994 resulted primarily from increases, as a percentage of sales, in store labor and fringe benefits, utilities, insurance (during the 12 weeks ended October 16, 1993, Grand Union reduced self insurance reserves by $3.8 million), and occupancy costs. On July 26, 1994, the Company announced a corporate reorganization and overhead reduction program to consolidate several key functions and reduce overhead expense by approximately $5 million annually. Savings from this program are being invested in the Company's operations. The cost of this program, principally consisting of severance costs, was approximately $0.6 million and $1.0 million in the 12 and 28 weeks ended October 15, 1994, respectively. Substantially all costs expected to be incurred in connection with this corporate reorganization and overhead reduction program had been incurred as of the end of the second quarter.


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


         LIQUIDITY AND CAPITAL RESOURCES

              Resources used to finance significant expenditures for the 28 weeks ended October 16, 1993 and October 15, 1994 are reflected in the following table:

                                                          28 Weeks Ended
                                                     ------------------------
                                                     October 16,  October 15,
                                                        1993         1994
                                                     -----------  -----------
                                                           (in millions)

         Resources used for:
           Capital expenditures                         $24.9         $40.1
           Debt and capital lease repayments              3.9           4.9
           Purchase of Grand Union Holdings
             Corporation common stock                     0.1            -
                                                        -----         -----
                                                        $28.9         $45.0
                                                        -----         -----
                                                        -----         -----
         Financed by:
           Operating activities, including cash
             and temporary cash investments              $1.9         $34.0
           Debt incurred                                 27.0           9.0
           Property disposals                              -            2.0
                                                        -----         -----
                                                        $28.9         $45.0
                                                        -----         -----
                                                        -----         -----

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

         PART II-OTHER INFORMATION

         ITEM 6.

              (a)  Exhibits

                   EXHIBIT NUMBER

                       10.8G Seventh Amendment dated as of September 15, 1994 to the Credit Agreement dated as of July 14, 1992 among The Grand Union Company, Grand Union Capital Corporation ("Capital"), Grand Union Holdings Corporation ("Holdings"), the lending institutions party thereto, Bankers Trust Company, as Agent, and Midlantic National Bank, as Co-Agent, filed as Exhibit No. 10.8 to the Registration Statement on Form S-1 of Capital and Holdings
                                       (Registration No. 33-50496),
                                       incorporated by reference to Exhibit
                                       No. 10.8G to Holdings' Report on Form
                                       10-Q dated November 29, 1994.

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



         Date:  December 14, 1994           /s/ Kenneth R. Baum
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