Form 10-Q
period 1995-01-07
GRAND UNION CO /DE/
filed 1995-02-21
CIK 316236

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


For the quarterly period ended January 7, 1995
                               ---------------


Commission File Number 33-59438
                       --------


                             THE GRAND UNION COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                              22 - 1518276
                     --------                              ------------
   (State or other jurisdiction of incorporation         (I.R.S. Employer
                 or organization)                       Identification No.)


   201 Willowbrook Boulevard, Wayne, New Jersey            07470 - 0966
   --------------------------------------------            -------------
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
                          Yes    X   .      No       .
                              -------          -------


     As of February 21, 1995, there were issued and outstanding 801.5 shares of the registrant's common stock.

                             THE GRAND UNION COMPANY
                                      INDEX


PART I - FINANCIAL INFORMATION (UNAUDITED)                              PAGE NO.

ITEM 1.  FINANCIAL STATEMENTS.
Consolidated Statement of Operations - 12 and 40 weeks ended
January 7, 1995  and January 8, 1994                                        3

Consolidated Balance Sheet -  January 7, 1995 and April 2, 1994             4

Consolidated Statement of Cash Flows - 40 weeks ended
January 7, 1995 and January 8, 1994                                         5

Notes to Consolidated Financial Statements                                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.                                        8



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                                 13

ITEM 3.  DEFAULTS ON SENIOR SECURITIES.                                     13

ITEM 5.  OTHER INFORMATION.                                                 13

ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K.                                     14


All items which are not applicable or to which the answer is negative have been omitted from this report.

The financial statements and related notes of Grand Union have not been separately presented herein since such financial statements reflect the accounts of Grand Union Capital Corporation pushed down to the accounts of Grand Union.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         GRAND UNION CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                                         12 Weeks Ended                        40 Weeks Ended
                                                                  -----------------------------         --------------------------
                                                                  January 7,         January 8,         January 7,      January 8,
                                                                    1995               1994               1995             1994
                                                                  ----------         ----------         ----------      ----------
                                                                                         (in thousands)

Sales                                                              $563,281           $583,492          $1,867,636       $1,904,359
Cost of sales                                                      (413,757)          (412,347)         (1,327,601)      (1,358,498)
                                                                   --------           --------          ----------       ----------
Gross profit                                                        149,524            171,145             540,035          545,861
Operating and administrative expense                               (127,947)          (127,436)           (420,106)        (408,815)

Depreciation and amortization                                       (21,204)           (18,285)            (67,224)         (59,369)

Provision for store closings and nonrecurring item                  (10,630)                --             (10,630)              --
Restructuring costs                                                  (1,882)                --              (1,882)              --
Interest expense:
  Debt:
    Obligations requiring current cash interest                     (31,893)           (29,648)           (104,583)         (98,216)
    Obligations requiring no current cash interest                   (9,564)            (8,286)            (31,154)         (26,751)
  Capital lease obligations                                          (4,735)            (3,283)            (14,507)         (10,955)
  Amortization of deferred financing fees                            (1,187)            (1,140)             (3,914)          (3,691)
                                                                   --------           --------          ----------       ----------

Loss before income taxes and cumulative effect of
  accounting change                                                 (59,518)           (16,933)           (113,965)         (61,936)
Income tax provision                                                     --                 --                  --               --
                                                                   --------           --------          ----------       ----------
Loss before cumulative effect of
  accounting change                                                 (59,518)           (16,933)           (113,965)         (61,936)
Cumulative effect of accounting change                                   --                 --                  --          (30,308)
                                                                   --------           --------          ----------       ----------
Net loss                                                            (59,518)           (16,933)           (113,965)         (92,244)

Accrued preferred stock dividends of Grand Union
Holdings Corporation                                                 (6,469)            (3,760)            (18,173)         (12,170)
                                                                   --------           --------          ----------       ----------
Net loss applicable to common stock                                ($65,987)          ($20,693)          ($132,138)       ($104,414)
                                                                   --------           --------          ----------       ----------
                                                                   --------           --------          ----------       ----------

Other Data:
  Earnings before LIFO provision, depreciation and
  amortization, provision for store closings and
  nonrecurring item, restructuring costs, interest
  expense, income taxes and cumulative effect of
  accounting change (EBITDA)                                        $21,802            $43,509            $120,679         $137,654
                                                                   --------           --------          ----------       ----------
                                                                   --------           --------          ----------       ----------


    See accompanying notes to consolidated financial statements (unaudited).

                         GRAND UNION CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                                     January 7,            April 2,
                                                                                                       1995                  1994
                                                                                                     ----------          ----------
                                                                                                             (in thousands)

ASSETS
Current assets:

  Cash and temporary cash investments                                                                   $43,300             $44,294
  Receivables                                                                                            20,651              37,072
  Inventories                                                                                           187,671             206,063
  Other current assets                                                                                   16,865              17,444
                                                                                                     ----------          ----------
    Total current assets                                                                                268,487             304,873
Property, net                                                                                           433,253             400,554
Goodwill, net                                                                                           549,113             563,276
Beneficial leases, net                                                                                   28,570              33,074
Deferred financing fees, net                                                                             45,257              48,721
Other assets                                                                                             42,144              43,726
                                                                                                     ----------          ----------
                                                                                                     $1,366,824          $1,394,224
                                                                                                     ----------          ----------
                                                                                                     ----------          ----------

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Current maturities of long-term debt                                                                     $919                $914
  Current portion of obligations under capital leases                                                     7,513               7,099
  Accounts payable and accrued liabilities                                                              263,863             238,225
                                                                                                     ----------          ----------
    Total current liabilities                                                                           272,295             246,238
                                                                                                     ----------          ----------
Long-term debt                                                                                        1,444,520           1,404,089
                                                                                                     ----------          ----------
Obligations under capital leases                                                                        142,032             120,140
                                                                                                     ----------          ----------
Other noncurrent liabilities                                                                            112,252             113,810
                                                                                                     ----------          ----------

Commitments and contingencies


Redeemable stock of Grand Union Holdings Corporation
    (liquidation preference $163,485,000 in aggregate)                                                  172,892             154,719
                                                                                                     ----------          ----------

Stockholder's deficit:
    Common stock, $.01 par value; authorized, issued and outstanding
      1,000 shares                                                                                            1                   1
  Treasury stock of Grand Union Holdings Corporation                                                       (156)               (156)
  Accumulated deficit                                                                                  (777,012)           (644,617)
                                                                                                     ----------          ----------
       Total stockholder's deficit                                                                     (777,167)           (644,772)
                                                                                                     ----------          ----------
                                                                                                     $1,366,824          $1,394,224
                                                                                                     ----------          ----------
                                                                                                     ----------          ----------


    See accompanying notes to consolidated financial statements (unaudited).

                         GRAND UNION CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                          40 Weeks Ended
                                                                                               -------------------------------------
                                                                                               January 7,                 January 8,
                                                                                                  1995                       1994
                                                                                               ----------                 ----------
                                                                                                       (in thousands)

OPERATING ACTIVITIES:
  Net loss                                                                                      ($113,965)                 ($92,244)
  Adjustments to reconcile net loss to net cash provided by
   (used for) operating activities:
    Cumulative effect of accounting change                                                             --                    30,308
    Depreciation and amortization                                                                  67,224                    59,369
    Noncash interest                                                                               31,154                    26,751
    Amortization of deferred financing fees                                                         3,914                     3,691

  Net changes in assets and liabilities:
    Receivables                                                                                    16,421                   (14,643)
    Inventories                                                                                    18,392                    31,915
    Accounts payable and accrued liabilities                                                       25,638                   (20,364)
    Other current assets                                                                              579                      (408)
    Other                                                                                           1,660                   (14,980)
                                                                                                ---------                  --------
 Net cash provided by (used for) operating activities                                              51,017                     9,395
                                                                                                ---------                  --------
INVESTMENT ACTIVITIES:
  Capital expenditures                                                                            (56,777)                  (62,636)
  Disposals of property                                                                             2,016                        --
                                                                                                ---------                  --------
 Net cash used for investment activities                                                          (54,761)                  (62,636)
                                                                                                ---------                  --------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                                         10,000                    50,011
  Obligations under capital leases discharged                                                      (6,532)                   (5,184)
  Loan placement fees                                                                                  --                    (1,775)
  Retirement of long-term debt                                                                       (718)                     (360)
  Purchase of Grand Union Holdings Corporation common stock                                            --                      (156)
                                                                                                ---------                  --------
 Net cash provided by financing activities                                                          2,750                    42,536
                                                                                                ---------                  --------
Decrease in cash and temporary cash investments                                                      (994)                  (10,705)
Cash and temporary cash investments at beginning of period                                         44,294                    69,651
                                                                                                ---------                  --------
Cash and temporary cash investments at end of period                                              $43,300                   $58,946
                                                                                                ---------                  --------
                                                                                                ---------                  --------

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                          $84,226                   $74,587
  Capital lease obligations incurred                                                               28,838                    12,863
  Accrued dividends on preferred stock of Grand Union Holdings Corporation                         18,173                    12,170



    See accompanying notes to consolidated financial statements (unaudited).

                         GRAND UNION CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF ACCOUNTING

     The accompanying interim consolidated financial statements of Grand Union Capital Corporation ("Capital" or the "Company") have not been audited by independent accountants. However, in the opinion of management the results of operations include all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation of operating results for the interim periods. The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 2 below, subsequent to January 7, 1995, Grand Union Holdings Corporation ("Holdings"), Capital, a wholly-owned subsidiary of Holdings, and The Grand Union Company ("Grand Union"), a wholly-owned subsidiary of Capital, each filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that may result from the outcome of the bankruptcy proceedings.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1994. Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.



NOTE 2 - RESTRUCTURING

     On November 29, 1994, Grand Union announced that it was not likely that it would be able to fund cash interest payments due in early calendar 1995, and that it intended to develop a capital restructuring plan. On December 21, 1994, Grand Union entered into a Limited Waiver and Agreement with the banks party to the Bank Credit Agreement which waived any event of default which might exist under the Bank Credit Agreement should Grand Union fail to make payments of interest due on January 16, 1995 in respect of Senior and Subordinated Notes of Grand Union. The Limited Waiver and Agreement also waived compliance with certain covenants in the Bank Credit Agreement, thereby permitting Grand Union to continue to make borrowings in the ordinary course under its revolving line of credit through February 15, 1995. On January 16, 1995, Grand Union announced that, consistent with its previously announced expectations, it had not made the interest payments due January 16 on certain of its outstanding debt obligations.

     On January 24, 1995, Grand Union announced that it had reached an agreement in principle with Grand Union's bank lenders and with members of informal committees of holders of Grand Union's Senior Notes and Senior Subordinated Notes on the terms of a restructuring of Grand Union's capital structure. On January 25, 1995, as part of the implementation of such agreement, Grand Union filed with the United States Bankruptcy Court, District of Delaware (the "Bankruptcy Court"), a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

     On January 30, 1995, Grand Union (as debtor and as debtor-in-possession) entered into a credit agreement (the "DIP Facility") with the banks party thereto and with Bankers Trust Company, as Agent, providing for borrowings of up to $150 million on a revolving credit basis. Borrowings under the DIP Facility are secured by liens upon substantially all of the assets of Grand Union (with certain exceptions). The DIP Facility provides for an interest rate of 1.375% above the prime rate (as defined) or 2.375% above the LIBOR rate (as defined). The DIP Facility also provides for a commitment fee equal to 0.5% of the average unused portion. In addition, up to $20 million of letters of credit may be issued under the DIP Facility at an annual cost equal to 2 5/8% of the letters of credit issued. The DIP Facility includes covenants restricting indebtedness, liens, sales of assets, dividends, capital expenditures and investments, and provides minimum cash flow requirements. On January 30, 1995, the Bankruptcy Court issued an order approving the DIP Facility on an interim basis. The Bankruptcy Court issued an order of final approval for the DIP Facility on February 16, 1995. On that date, the Bankruptcy Court also issued a Final Cash Collateral Order which will allow Grand Union to use cash collateral to pay operating expenses in the ordinary course of business.

     Grand Union filed its proposed plan of reorganization (the "Plan") and related disclosure statement with the Bankruptcy Court on February 6, 1995. The Plan contemplates a five-year revolving credit facility of at least $148 million and a seven-year term loan facility of at least $57 million, all on terms to be finalized with Grand Union's bank lenders. The new bank debt will be secured by a lien on substantially all of the assets of Grand Union. The Plan provides that holders of Grand Union's existing Senior Notes will receive new nine-year senior notes in a principal amount equal to the principal amount of Senior
Notes presently outstanding ($525 million), plus an amount equal to the accrued interest on the existing Senior Notes through September 1, 1995. The term sheet describing the new senior notes (the "Term Sheet") filed as part of the Plan states that the new senior notes will bear interest at the rate of 12% per annum, or 11.75% per annum if the new senior notes are secured by a second lien on Grand Union's assets. Grand Union believes that it is unlikely that the new senior notes will be secured by a second lien. In addition, there is a dispute as to whether the Term Sheet should be interpreted to provide for interest to begin to accrue on the new senior notes on (i) the earlier of the effective date of the Plan and September 1, 1995, or (ii) September 1, 1995. Recognizing that there is no difference in the interpretation if the effective date of the Plan is on or after September 1, 1995, the Plan provides that Grand Union can delay consummation of the Plan until September 1, 1995, even if all conditions to consummation of the Plan are satisfied or waived by Grand Union earlier.

     The Plan also provides that the holders of Grand Union's existing Senior Subordinated Notes ($566 million principal amount currently outstanding) will exchange their Senior Subordinated Notes for 100% of the common equity of Grand Union. The existing common stock of Grand Union (which constitutes the principal asset of Capital, and indirectly of Holdings) would be cancelled. The Plan provides only for securities issued by Grand Union and consequently makes no provision for the 15% Senior Zero Coupon Notes and 16.50% Senior Subordinated Zero Coupon Notes issued by Capital or the 12% Junior Subordinated Notes and various classes of redeemable and nonredeemable common and preferred stock of Holdings.

     Grand Union hopes to achieve completion of the restructuring, including confirmation of the Plan by the Bankruptcy Court, within 90 to 120 days of the date of filing of the bankruptcy proceedings. However, consummation of the Plan will be subject to a number of contingencies, including receipt of requisite creditor approvals. There can be no assurance as to whether the restructuring will be consummated, or whether it will be consummated as contemplated by the Plan.

     On February 6, 1995, an involuntary Chapter 11 petition was filed in the Bankruptcy Court against Capital, by entities purporting to be holders of Capital's Senior Zero Coupon Notes and Senior Subordinated Zero Coupon Notes. On February 16, 1995, Capital commenced a voluntary Chapter 11 case in the Bankruptcy Court by consenting to the entry of an order for relief on that involuntary Chapter 11 petition. Following the entry of an order for relief, Capital expects to file a Plan of Reorganization and a Disclosure Statement within the time period provided by applicable law.

     On February 16, 1995, Holdings filed a voluntary Chapter 11 petition in the Bankruptcy Court. Holdings expects to file a Plan of Reorganization and a Disclosure Statement within the time period provided by applicable law.

     During the 12 weeks ended January 7, 1995, Grand Union recorded $1.9 million of professional fees and expenses incurred in connection with the restructuring of its debt. The costs associated with the restructuring, including advisory, accounting and legal fees, will increase net loss during the remainder of Grand Union's current fiscal year and during the fiscal year ended March 30, 1996.

NOTE 3 - STORE CLOSINGS AND NONRECURRING ITEM

     During the 12 weeks ended January 7, 1995, Grand Union established a provision for store closings and a nonrecurring item totaling $10.6 million. The provision includes a charge of $14.6 million relating to the closure of fourteen stores principally consisting of the remaining book value of store fixed assets, store closing costs and estimated carrying costs through expected dates of disposition. Additionally, Grand Union realized $4.0 million of proceeds from the termination of a warehouse sublease.


NOTE 4  -  INTANGIBLES

     Grand Union periodically reassesses the appropriateness of both the carrying value and remaining life of goodwill. Based on its assessment of the enterprise value of Grand Union after the restructuring, Grand Union believes that the carrying value and useful life of goodwill continue to be appropriate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
     The following table sets forth certain statement of operations data:


                                                                       12 Weeks Ended                     40 Weeks Ended
                                                                 --------------------------        ----------------------------
                                                                 January 7,      January 8,        January 7,        January 8,
                                                                    1995            1994              1995              1994
                                                                 ----------      ----------        ----------        ----------
                                                                                   (dollars in millions)

Sales                                                               $563.3           $583.5          $1,867.6          $1,904.4
Gross profit                                                         149.5            171.1             540.0             545.9
Operating and administrative expense                                 127.9            127.4             420.1             408.8
Depreciation and amortization                                         21.2             18.3              67.2              59.4
Provision for store closings and nonrecurring item                    10.6               --              10.6                --
Restructuring costs                                                    1.9               --               1.9                --
Interest expense                                                      47.4             42.4             154.2             139.6
Cumulative effect of accounting  change                                 --               --                --              30.3
Net loss                                                              59.5             16.9             114.0              92.2
EBITDA                                                                21.8             43.5             120.7             137.7
LIFO provision (benefit)                                               0.2             (0.2)              0.8               0.6
Sales percentage decrease (increase)                                   3.5%            (0.7)%             1.9%              2.8%
Gross profit as a percentage of sales                                 26.5             29.3              28.9              28.7
Operating and administrative
  expense as a percentage of sales                                    22.7             21.8              22.5              21.5
EBITDA as a percentage of sales                                        3.9              7.5               6.5               7.2


     Sales for the 12 and 40 weeks ended January 7, 1995 decreased $20.2 million and $36.7 million, or 3.5% and 1.9%, as compared to the 12 and 40 weeks ended
January 8, 1994, respectively.    Sales declined in both the 12  and 40 week
periods of the current year due to the continuing effects of competitor store openings and weak economic conditions, particularly in the Northern Region, and increased emphasis on value-oriented products in the Northern Region, partially offset by increased sales from newly built or renovated stores. Additionally, approximately $7.5 million of the sales decline in both the 12 and 40 week periods resulted from the closure or sale of fourteen stores during the third quarter. Sales comparisons for the 40 week periods are also affected by the timing of Easter (the first quarter of the current fiscal year did not include the pre-Easter holiday shopping period, while the first quarter of the prior fiscal year included the pre-holiday period) and by the effect of the work stoppage experienced during the first quarter of the prior fiscal year.
Existing store sales, influenced by the factors mentioned above (other than the store closures), decreased 3.2% and 4.2% for the 12 and 40 weeks ended January 7, 1995, respectively.

     The decrease in gross profit, as a percentage of sales, for the 12 weeks ended January 7, 1995 resulted from increased product procurement costs related to Grand Union's announcement on November 29, 1994 that it was undertaking to restructure its debt, Grand Union's inability to make investments in lower cost forward buy inventory due to liquidity constraints and the marketing program introduced in the Northern Region during the second quarter of the current fiscal year. For the 40 weeks ended January 7, 1995, the gross profit rate reflected lower overall product procurement costs than the prior year, despite the higher product procurement costs in the third quarter, and increases in the sales mix of higher margin private label, general merchandise, bakery and produce products.

     The increase in operating and administrative expense, as a percentage of sales, for the 12 and 40 weeks ended January 7, 1995 resulted primarily from increases, as a percentage of sales, in store labor and fringe benefits, utilities and occupancy costs. In addition to the factors mentioned above, the comparison of insurance expense for the 40 weeks ended January 7, 1995 to the prior year period is influenced by the reduction of self-insurance reserves of $3.8 million in the 40 weeks ended January 8, 1994.

     Depreciation and amortization increased $2.9 million and $7.8 million for the 12 and 40 weeks ended January 7, 1995, respectively, as a result of Grand Union's capital expenditure program.

     During the 12 weeks ended January 7, 1995, Grand Union established a provision for store closings and a nonrecurring item totaling $10.6 million. The provision includes a charge of $14.6 million relating to the closure of fourteen stores principally consisting of the remaining book value of store fixed assets, store closing costs and estimated carrying costs through expected dates of disposition. Additionally, Grand Union realized $4.0 million of proceeds from the termination of a warehouse sublease.

     Grand Union incurred professional fees and expenses of $1.9 million during the 12 weeks ended January 7, 1995 in connection with the restructuring of its debt. The costs associated with the restructuring, including advisory, accounting and legal fees, will increase net loss during the remainder of Grand Union's current fiscal year and during the fiscal year ended March 30, 1996.

     Interest expense increased $5.0 million and $14.6 million for the 12 and 40 weeks ended January 7, 1995, respectively, primarily due to the increased level of debt outstanding.

     During the 40 weeks ended January 8, 1994, Grand Union recorded a $30.3 million charge as the cumulative effect of an accounting change relating to the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This charge represents the portion of future retiree benefit costs related to service already rendered by both active and retired employees up to the date of adoption.

     EBITDA (earnings before LIFO provision, depreciation and amortization, provision for store closings and nonrecurring item, restructuring costs, interest expense, income taxes and cumulative effect of accounting change) was $21.8 million or 3.9% of sales and $120.7 million or 6.5% of sales for the 12 and 40 weeks ended January 7, 1995, respectively, compared to $43.5 million or 7.5% of sales and $137.7 million or 7.2% of sales for the 12 and 40 weeks ended January 8, 1994, respectively. EBITDA was significantly affected during the 12 and 40 weeks ended January 7, 1995 by increased product procurement costs resulting from Grand Union's restructuring announcement, low levels of forward buy inventories due to liquidity constraints and the marketing program introduced earlier in the fiscal year in the Northern Region. These factors are expected to continue to affect the operations of Grand Union during the remainder of Grand Union's current fiscal year. EBITDA during the 40 weeks ended January 8, 1994 was reduced by an estimated $8.0 million as a result of lost sales, product losses and other costs experienced during the 22-day work stoppage in May 1993.

     Grand Union anticipates that EBITDA for the current fiscal year ending April 1, 1995 will be approximately $140 million. EBITDA for the current fiscal year may be further reduced by additional declines in promotional allowances and other vendor support which had formerly been, but is not currently, available to Grand Union. This estimate of EBITDA for the current fiscal year does not consider any non-recurring income or expense such as that resulting from store closings, employee separation costs, lease cancellations or items of income or expense arising from or attributable to the restructuring process.

     During the 12 weeks ended October 15, 1994, Grand Union commenced a new marketing program in certain of its Northern Region markets. The program includes both lower everyday prices and stronger feature programs. Grand
Union believes it must continue and extend these investments in its store operations. Although these investments adversely affect gross profit in periods in which they are made, and there is no assurance that they will succeed in improving gross profit over the long term, Grand Union's believes that they are necessary in order to preserve and expand Grand Union's sales base.

     Due to Grand Union's reduced operating cash flow, Grand Union has reduced its investment in forward buy inventory. This reduction of Grand Union's forward buy inventory adversely affected Grand Union's gross profit during the third quarter and will continue to adversely affect Grand Union's gross profit in future periods until its investment in forward buy inventory can be restored.

LIQUIDITY AND CAPITAL RESOURCES
     Resources used to finance significant expenditures for the 40 weeks ended January 7, 1995 and January 8, 1994 are reflected in the following table:


                                                                                             40 Weeks Ended
                                                                                     ------------------------------
                                                                                     January 7,          January 8,
                                                                                        1995                1994
                                                                                     ----------          ----------
                                                                                              (in millions)

Resources used for:
  Capital expenditures                                                                    $56.8               $62.6
  Debt and capital lease repayments                                                         7.3                 5.5
  Loan placement fees                                                                        --                 1.8
  Purchase of Grand Union Holdings Corporation common stock                                  --                 0.2
                                                                                     ----------          ----------
                                                                                          $64.1               $70.1
                                                                                     ----------          ----------
                                                                                     ----------          ----------
Financed by:
  Operating activities, including cash and temporary cash investments                     $52.1               $20.1
  Debt incurred                                                                            10.0                50.0
  Property disposals                                                                        2.0                  --
                                                                                     ----------          ----------
                                                                                          $64.1               $70.1
                                                                                     ----------          ----------
                                                                                     ----------          ----------


     During the 40 weeks ended January 7, 1995, funds for capital expenditures and scheduled debt repayments (principally capitalized leases) were obtained from cash provided by operating activities, borrowings under the Revolving Credit Facility and from property disposals. During the 40 weeks ended January 8, 1994, funds for capital expenditures, debt repayments and loan placement fees were obtained from cash provided by operating activities and from proceeds of the sale of $50 million principal amount of Senior Subordinated Notes, Series A.

     On October 18, 1993, Grand Union acquired five supermarket locations on Long Island from Foodarama Supermarkets, Inc. for consideration of approximately $16.1 million, plus the value of the inventory at the stores (approximately $2 million). The acquisition was financed through the application of a portion of the proceeds of the sale to institutional investors of the 12 1/4% Senior Subordinated Notes, Series A on October 18, 1993.

     During the 12 weeks ended January 7, 1995, Grand Union recorded $1.9 million of professional fees and expenses incurred in connection with the restructuring of its debt. The costs associated with the restructuring, including advisory, accounting and legal fees, will increase net loss during the remainder of Grand Union's current fiscal year and during the fiscal year ended March 30, 1996.

     On November 29, 1994, Grand Union announced that it was not likely that it would be able to fund cash interest payments due in early calendar 1995, and that it intended to develop a capital restructuring plan. On December 21, 1994, Grand Union entered into a Limited Waiver and Agreement with the banks party to the Bank Credit Agreement which waived any event of default which might exist under the Bank Credit Agreement should Grand Union fail to make payments of interest due on January 16, 1995 in respect of Senior and Subordinated Notes of Grand Union. The Limited Waiver and Agreement also waived compliance with certain covenants in the Bank Credit Agreement, thereby permitting Grand Union to continue to make borrowings in the ordinary course under its revolving line of credit through February 15, 1995. On January 16, 1995, Grand Union announced that, consistent with its previously announced expectations, it had not made the interest payments due January 16 on certain of its outstanding debt obligations.

     On January 24, 1995, Grand Union announced that it had reached an agreement in principle with Grand Union's bank lenders and with members of informal committees of holders of Grand Union's Senior Notes and Senior Subordinated Notes on the terms of a restructuring of Grand Union's capital structure. On January 25, 1995, as part of the implementation of such agreement, Grand Union filed with the United States Bankruptcy Court, District of Delaware (the "Bankruptcy Court"), a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

     On January 30, 1995, Grand Union (as debtor and as debtor-in-possession) entered into a credit agreement (the "DIP Facility") with the banks party thereto and with Bankers Trust Company, as Agent, providing for borrowings of up to $150 million on a revolving credit basis. Borrowings under the DIP Facility are secured by liens upon substantially all of the assets of Grand Union (with certain exceptions). The DIP Facility provides for an interest rate of 1.375% above the prime rate (as defined) or 2.375% above the LIBOR rate (as defined). The DIP Facility also provides for a commitment fee equal to 0.5% of the average unused portion. In addition, up to $20 million of letters of credit may be issued under the DIP Facility at an annual cost equal to 2 5/8% of the letters of credit issued. The DIP Facility includes covenants restricting indebtedness, liens, sales of assets, dividends, capital expenditures and investments, and provides minimum cash flow requirements. On January 30, 1995, the Bankruptcy Court issued an order approving the DIP Facility on an interim basis. The Bankruptcy Court issued an order of final approval for the DIP Facility on February 16, 1995. On that date, the Bankruptcy Court also issued a Final Cash Collateral Order which will allow Grand Union to use cash collateral to pay operating expenses in the ordinary course of business.

     Grand Union filed its proposed plan of reorganization and related disclosure statement with the Bankruptcy Court on February 6, 1995. The Plan contemplates a five-year revolving credit facility of at least $148 million and a seven-year term loan facility of at least $57 million, all on terms to be finalized with Grand Union's bank lenders. The new bank debt will be secured by a lien on substantially all of the assets of Grand Union. The Plan provides that holders of Grand Union's existing Senior Notes will receive new nine-year senior notes in a principal amount equal to the principal amount of Senior
Notes presently outstanding ($525 million), plus an amount equal to the accrued interest on the existing Senior Notes through September 1, 1995. The term sheet describing the new senior notes (the "Term Sheet") filed as part of the Plan states that the new senior notes will bear interest at the rate of 12% per annum, or 11.75% per annum if the new senior notes are secured by a second lien on Grand Union's assets. Grand Union believes that it is unlikely that the new senior notes will be secured by a second lien. In addition, there is a dispute as to whether the Term Sheet should be interpreted to provide for interest to begin to accrue on the new senior notes on (i) the earlier of the effective date of the Plan and September 1, 1995, or (ii) September 1, 1995. Recognizing that there is no difference in the interpretation if the effective date of the Plan is on or after September 1, 1995, the Plan provides that Grand Union can delay consummation of the Plan until September 1, 1995, even if all conditions to consummation of the Plan are satisfied or waived by Grand Union earlier.

     The Plan also provides that the holders of Grand Union's existing Senior Subordinated Notes ($566 million principal amount currently outstanding) will exchange their Senior Subordinated Notes for 100% of the common equity of Grand Union. The existing common stock of Grand Union (which constitutes the principal asset of Capital, and indirectly of Holdings) would be cancelled.
The Plan provides only for securities issued by Grand Union and consequently makes no provision for the 15% Senior Zero Coupon Notes and 16.50% Senior Subordinated Zero Coupon Notes issued by Capital or the 12% Junior Subordinated Notes and various classes of redeemable and nonredeemable common and preferred stock of Holdings.

     Grand Union hopes to achieve completion of the restructuring, including confirmation of the Plan by the Bankruptcy Court, within 90 to 120 days of the date of filing of the Bankruptcy proceedings. However, consummation of the Plan will be subject to a number of contingencies, including receipt of requisite creditor approvals. There can be no assurance as to whether the restructuring will be consummated, or whether it will be consummated as contemplated by the Plan.

     On February 6, 1995, an involuntary Chapter 11 petition was filed in the Bankruptcy Court against Capital, by entities purporting to be holders of Capital's Senior Zero Coupon Notes and Senior Subordinated Zero Coupon Notes. On February 16, 1995, Capital commenced a voluntary Chapter 11 case in the Bankruptcy Court by consenting to the entry of an order for relief on that involuntary Chapter 11 petition. Following the entry of an order for relief, Capital expects to file a Plan of Reorganization and a Disclosure Statement within the time period provided by applicable law.

     On February 16, 1995, Holdings filed a voluntary Chapter 11 petition in the Bankruptcy Court. Holdings expects to file a Plan of Reorganization and a Disclosure Statement within the time period provided by applicable law.

     At January 7, 1995, there was $35.0 million of borrowings outstanding and $41.6 million of letters of credit outstanding under Grand Union's Revolving Credit Facility. As of January 25, 1995, the date of filing of Grand Union's Chapter 11 petition, there were $54.0 million of borrowings under the Revolving Credit Facility. No further amounts can be borrowed under the Revolving Credit Facility.

     During the 40 weeks ended January 7, 1995, Grand Union opened four replacement stores and completed the remodeling of eight stores. Capital expenditures, including capitalized leases other than real estate leases, for the year ending April 1, 1995 are expected to be approximately $70 million. Grand Union's capital expenditures during the current fiscal year have been financed through funds generated from operations, borrowings under the revolving credit facility and equipment leases. Prior to the completion of the restructuring, in order to improve liquidity, Grand Union's capital expenditures have been curtailed.

     During the 12 weeks ended January 7, 1995, Grand Union closed eleven stores and sold an additional three stores. Three additional stores are expected to be closed by the end of the current fiscal year.

PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

               On January 24, 1995, Grand Union announced that it had reached an agreement in principle with Grand Union's bank lenders and with members of informal committees of holders of Grand Union's Senior Notes and Senior Subordinated Notes on the terms of a restructuring of Grand Union's capital structure. On January 25, 1995, as part of the implementation of such agreement, Grand Union filed with the United States Bankruptcy Court, District of Delaware (the "Bankruptcy Court"), a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, styled IN RE: THE GRAND
UNION COMPANY ALSO d/b/a BIG STAR, Chapter 11 Case No. 95-84 (PJW).

               On January 30, 1995, the Bankruptcy Court approved on an interim basis a credit agreement entered into between Grand Union and the banks party thereto and Bankers Trust Company, as Agent (the "DIP
Facility"). The Bankruptcy Court issued an order of final approval for the DIP Facility on February 16, 1995. On that date, the Bankruptcy Court also issued a Final Cash Collateral Order which will allow Grand Union to use cash collateral to pay operating expenses in the ordinary course of business.

               On February 6, 1995, Grand Union filed its proposed plan of reorganization (the "Plan") and related disclosure statement with the Bankruptcy Court. See Note 2 Restructuring to the Financial Statements included elsewhere herein for a description of the terms of the Plan.

               Consummation of the Plan will be subject to a number of contingencies, including receipt of requisite creditor approvals. There can be no assurance as to whether the restructuring will be consummated, or whether it will be consummated as contemplated by the Plan.

               On February 6, 1995, an involuntary Chapter 11 petition, styled IN RE: GRAND UNION CAPITAL CORPORATION, Chapter 11 Case No. 95-130
(PJW), was filed in the Bankruptcy Court against Capital, by entities purporting to be holders of Capital's Senior Zero Coupon Notes and Senior Subordinated Zero Coupon Notes. On February 16, 1995, Capital commenced a voluntary Chapter 11 case in the Bankruptcy Court by consenting to the entry of an order for relief on that involuntary Chapter 11 petition. Following the entry of an order for relief, Capital expects to file a Plan of Reorganization and a Disclosure Statement within the time period provided by applicable law.

               On February 16, 1995, Holdings filed a voluntary Chapter 11 petition, styled IN RE: GRAND UNION HOLDINGS CORPORATION, Chapter 11 Case
(PJW), in the Bankruptcy Court. Holdings expects to file a Plan of Reorganization and a Disclosure Statement within the time period provided by applicable law.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

               Grand Union did not make interest payments of $19,687,500 on its outstanding Senior Notes and of $33,687,500 on its outstanding Senior Subordinated Notes which were due on January 16, 1995. Such interest payments were subject to a thirty-day grace period. As of February 21, 1995, the amount of interest in arrears on the outstanding Senior Notes is $23,678,938 and the amount of interest in arrears on the outstanding Senior Subordinated Notes is $40,517,294. As a result of Grand Union's pending bankruptcy proceeding, the automatic stay provisions of the United States Bankruptcy Code preclude the holders from enforcing remedies with respect to the occurrence of an event of default.


ITEM 5.   OTHER INFORMATION.

               Gary D. Hirsch, Chairman of the Board of Directors of Grand Union, and Martin A. Fox, Vice President and Assistant Secretary and a Director of Grand Union, have informed Grand Union that they intend to resign all of their positions with Grand Union upon consummation of the restructuring.

ITEM 6.

     (a)  Exhibits

          Exhibit Number           Description of document
          --------------           -----------------------

               2.1 Chapter 11 Plan of Reorganization of The Grand Union Company, filed by Grand Union with the United States Bankruptcy Court, District of Delaware, on February 6, 1995. (Exhibits to the Plan have been omitted in reliance on Item 601(b)(2) of Regulation S-K. Grand Union agrees to furnish supplementally to the Commission a copy of any omitted exhibit upon request.)


             10.23 Credit Agreement, dated as of January 30, 1995, as amended through February 15, 1995, among The Grand Union Company, as debtor and debtor-in-possession under Chapter 11 of Title 11 of the United States Code entitled to Bankruptcy, the Banks party thereto and Bankers Trust Company, as Agent.

              27.1            Financial Data Schedule.


     (b) On December 21, 1994, Grand Union filed a report on Form 8-K relating to the Limited Waiver and Agreement dated as of December 6, 1994, among Grand Union Holdings Corporation, Grand Union Capital Corporation, The Grand Union Company, the lending institutions party to the Credit Agreement dated as of July 14, 1992, and Bankers Trust Company, as Agent.

               On January 24, 1995, Grand Union filed a report on Form 8-K relating to a press release issued with respect to an agreement in principle with certain holders of Grand Union debt as to a restructuring of that indebtedness and containing an outline of the proposed restructuring terms.

               On January 25, 1995, Grand Union filed a report on Form 8-K relating to a press release issued by Grand Union stating what certain indebtedness and interest expense of Grand Union will be, assuming the successful completion of the proposed restructuring as contemplated by the Plan.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE GRAND UNION COMPANY
                                               -----------------------
                                                    (Registrant)




Date: February 21, 1995                          /s/ Kenneth R. Baum
      -----------------                 ---------------------------------------
                                                     Kenneth R. Baum
                                        Senior Vice President, Chief Financial
                                        Officer and Secretary (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)