Form 10-Q
period 1995-07-22
GRAND UNION CO /DE/
filed 1995-09-05
CIK 316236

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended JULY 22, 1995
                               -------------

Commission File Number 33-48282-01
                       -----------

                            THE GRAND UNION COMPANY
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                              22 - 1518276
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

201 WILLOWBROOK BOULEVARD, WAYNE, NEW JERSEY        07470 - 0966
(Address of principal executive offices)             (Zip Code)

                                 201-890-6000
             (Registrant's telephone number, including area code)

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

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court. Yes   X   .   No       .
                                      -------      -------

    As of September 5, 1995, there were issued and outstanding 10,000,000 shares, par value $1.00 per share, of the Registrant's common stock.

                            THE GRAND UNION COMPANY

                                     INDEX

PART I - FINANCIAL INFORMATION (UNAUDITED)                             PAGE NO.

ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Statement of Operations - 5 weeks ended July 22,
1995 (Successor Company), 11 weeks ended June 17, 1995 and 16
weeks ended July 23, 1994 (Predecessor Company)                            3

Consolidated Balance Sheet -  July 22, 1995 (Successor Company)
and April 1, 1995 (Predecessor Company)                                    4

Consolidated Statement of Cash Flows - 5 weeks ended July 22, 1995 (Successor Company), 11 weeks ended June 17, 1995 and 16 weeks
ended July 23, 1994 (Predecessor Company)                                  5

Notes to Consolidated Financial Statements                                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.                                       9

PART II - OTHER INFORMATION

Item 6 - Exhibit; Report on Form 8-K                                      13


All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands except per share data)
                                  (unaudited)

                                                                  Successor
                                                                   Company              Predecessor Company
                                                                -------------     --------------------------------
                                                                5 Weeks Ended     11 Weeks Ended    16 Weeks Ended
                                                                   July 22,           June 17,          July 23,
                                                                     1995               1995             1994
                                                                -------------     --------------    --------------
Sales                                                                $232,663           $487,882          $747,692
Cost of sales                                                        (159,583)          (344,041)         (516,876)
                                                                -------------     --------------    --------------
Gross profit                                                           73,080            143,841           230,816
Operating and administrative expenses                                 (55,492)          (117,544)         (170,969)
Depreciation and amortization                                          (6,955)           (17,215)          (25,262)
Amortization of excess reorganization value                           (10,110)                 -                 -
Reorganization items                                                        -            (18,627)                -
Interest expense                                                       (9,546)           (19,791)          (59,567)
                                                                -------------     --------------    --------------
Loss before income taxes and extraordinary
  gain on debt discharge                                               (9,023)           (29,336)          (24,982)
Income tax provision                                                     (500)                 -                 -
                                                                -------------     --------------    --------------
Loss before extraordinary gain on debt discharge                       (9,523)           (29,336)          (24,982)
Extraordinary gain on debt discharge                                        -            854,785                 -
                                                                -------------     --------------    --------------
Net income (loss)                                                      (9,523)           825,449           (24,982)
Accrued dividends on old preferred stock                                    -                  -            (5,293)
                                                                -------------     --------------    --------------
Net income (loss) applicable to common stock                          ($9,523)          $825,449          ($30,275)
                                                                -------------     --------------    --------------
                                                                -------------     --------------    --------------
Net loss per common share                                              ($0.95)
                                                                -------------
                                                                -------------
Other Data:
  Earnings before LIFO provision, depreciation and
  amortization, amortization of excess reorganization value, reorganization items, interest expense,  income taxes and
  extraordinary gain on debt discharge  (EBITDA)                      $17,688            $26,597           $60,147
                                                                -------------     --------------    --------------
                                                                -------------     --------------    --------------

   See accompanying notes to consolidated financial statements (unaudited).

                            THE GRAND UNION COMPANY
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                                                       Successor     Predecessor
                                                                                        Company        Company
                                                                                       ----------    -----------
                                                                                        July 22,       April 1,
                                                                                          1995           1995
                                                                                       ----------    -----------
                                                                                       (unaudited)
ASSETS
Current assets:
  Cash and temporary investments                                                       $   68,831     $   89,423
  Receivables                                                                              16,777         18,592
  Inventories                                                                             168,085        189,467
  Other current assets                                                                     14,778         16,787
                                                                                       ----------    -----------
    Total current assets                                                                  268,471        314,269
Property, net                                                                             483,123        454,180
Goodwill, net                                                                                   -        545,451
Excess reorganization value, net                                                          515,449              -
Deferred financing fees, net                                                                3,078         44,069
Deferred tax asset                                                                         26,940              -
Other assets                                                                               12,493         36,787
                                                                                       ----------    -----------
                                                                                       $1,309,554     $1,394,756
                                                                                       ----------    -----------
                                                                                       ----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term debt                                                 $      888     $        -
  Current portion of obligations under capital leases                                       6,688              -
  Accounts payable and accrued liabilities                                                213,793        174,126
                                                                                       ----------    -----------
    Total current liabilities                                                             221,369        174,126
                                                                                       ----------    -----------
Long-term debt                                                                            699,345              -
                                                                                       ----------    -----------
Obligations under capital leases                                                          125,657              -
                                                                                       ----------    -----------
Other noncurrent liabilities                                                              118,706         53,072
                                                                                       ----------    -----------
Liabilities subject to compromise                                                               -      1,817,698
                                                                                       ----------    -----------
Commitments and contingencies
Redeemable stock subject to compromise:
    Old common stock                                                                            -          9,407
    Old preferred stock                                                                         -        164,792
                                                                                       ----------    -----------
                                                                                                -        174,199
                                                                                       ----------    -----------
Stockholders' equity (deficit):
    New Common Stock, $1.00 par value, 30,000,000 shares authorized, 10,000,000
     shares issued and outstanding                                                         10,000              -
    New Preferred Stock, $1.00 par value, 10,000,000 shares authorized, no shares
     issued and outstanding                                                                     -              -
    Old common stock                                                                            -              1
    Old treasury stock                                                                          -           (156)
    Capital in excess of par value                                                        144,000              -
    Deficit                                                                                (9,523)      (824,184)
                                                                                       ----------    -----------
       Total stockholders' equity (deficit)                                               144,477       (824,339)
                                                                                       ----------    -----------
                                                                                       $1,309,554     $1,394,756
                                                                                       ----------    -----------
                                                                                       ----------    -----------

   See accompanying notes to consolidated financial statements (unaudited).

                            THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                         Successor
                                                          Company           Predecessor Company
                                                         ---------       -------------------------
                                                         5 Weeks          11 Weeks        16 Weeks
                                                          Ended            Ended           Ended
                                                         July 22,         June 17,        July 23,
                                                           1995             1995            1994
                                                         --------        ---------        --------
OPERATING ACTIVITIES:
  Net income (loss)                                      $ (9,523)       $ 825,449        $(24,982)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating
   activities before reorganization items paid:
    Depreciation and amortization                           6,955           17,215          25,262
    Amortization of excess reorganization value            10,110                -               -
    Noncash interest                                        6,961            1,126          13,584
    Extraordinary gain on debt discharge                        -         (854,785)              -
  Net changes in assets and liabilities:
    Receivables                                            (8,481)           1,769          11,975
    Inventories                                            15,793           12,946           5,992
    Accounts payable and accrued liabilities              (15,726)         (34,928)        (17,826)
    Other current assets                                     (946)           2,776             580
    Other                                                  (1,568)           4,493          (2,222)
                                                         --------        ---------        --------
  Net cash provided by (used for) operating
   activities before reorganization items paid              3,575          (23,939)         12,363
    Reorganization items paid                                (250)          (4,913)              -
                                                         --------        ---------        --------
  Net cash provided by (used for) operating
    activities                                              3,325          (28,852)         12,363
                                                         --------        ---------        --------
INVESTMENT ACTIVITIES:
  Capital expenditures                                     (2,414)          (3,301)        (24,949)
  Disposals of property                                         -            5,452           1,643
                                                         --------        ---------        --------
  Net cash provided by (used for) investment
   activities                                              (2,414)           2,151         (23,306)
                                                         --------        ---------        --------
FINANCING ACTIVITIES:
  Proceeds from New Bank agreement                              -          104,144               -
  Net proceeds from long-term debt                              -                -           8,000
  Payment of Old Bank debt                                      -          (93,144)              -
  Obligations under capital leases discharged                (647)          (1,707)         (2,185)
  Loan placement fees                                           -           (3,125)              -
  Retirement of long-term debt                                (84)            (239)           (239)
                                                         --------        ---------        --------
  Net cash provided by (used for) financing
   activities                                                (731)           5,929           5,576
                                                         --------        ---------        --------
  Increase (decrease) in cash and temporary
   investments                                                180          (20,772)         (5,367)
  Cash and temporary investments at
   beginning of period                                     68,651           89,423          44,294
                                                         --------        ---------        --------
  Cash and temporary investments at end
   of period                                             $ 68,831        $  68,651        $ 38,927
                                                         --------        ---------        --------
                                                         --------        ---------        --------
  Supplemental disclosure of cash flow information:
    Cash paid for interest                               $  1,973        $   9,515        $ 59,666
    Capital lease obligations incurred                        201           20,072          11,441
    Accrued dividends on old preferred stock                    -                -           5,293

   See accompanying notes to consolidated financial statements (unaudited).

                            THE GRAND UNION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

NOTE 1 - BASIS OF ACCOUNTING

    The accompanying interim consolidated financial statements of The Grand Union Company ("Grand Union" or the "Company") include the accounts of the Company and its subsidiaries, all of which are wholly-owned. In the opinion of management, the consolidated financial statements include all adjustments, which, except for fresh-start adjustments (see Note 3), consist only of normal recurring adjustments, necessary for a fair presentation of operating results for the interim period.

    These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the 52 weeks ended April 1, 1995. Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.

    Certain amounts have been reclassified in the prior period financial statements to conform to current year presentation.

NOTE 2 - REORGANIZATION

    On January 25, 1995 (the "Filing Date"), as part of the implementation of an agreement with the Company's bank lenders and with members of informal committees of certain holders of Grand Union's long-term debt on the terms of a restructuring of Grand Union's capital structure, Grand Union filed a voluntary petition for relief under chapter 11 ("Chapter 11") of Title 11 of the United States Code (the "Code") in the United States Bankruptcy
Court for the District of Delaware (the "Bankruptcy Court"). From the
Filing Date through June 15, 1995 (the "Effective Date"), Grand Union operated as a debtor-in-possession under Chapter 11 of the Code and was subject to the supervision of the Bankruptcy Court in accordance with the Code.

    On May 31, 1995, the Bankruptcy Court confirmed the Second Amended Chapter 11 Plan, dated April 19, 1995 (as confirmed, the "Plan"), and the Company emerged from Chapter 11 on the Effective Date. One proceeding challenging the order confirming the Plan is pending. The Company does not believe that this proceeding will result in any modification or revocation of the order.

    On the Effective Date, Grand Union adopted a restated certificate of incorporation, the principal effects of which were to authorize 30,000,000 shares of new common stock (the "New Common Stock") (of which 10,000,000 shares were issued under the Plan) and to prohibit the issuance of non-voting equity securities. The Plan provided for full payment of all allowed administrative expenses and all allowed general unsecured and priority claims. On the Effective Date, obligations relating to the Company's existing bank credit agreement were paid in full and the Company entered into an Amended and Restated Credit Agreement (the "New Bank Facility") with its bank lending group which provides for a five-year revolving credit facility of $100,000,000 and a seven-year term loan facility of $104,144,371. The New Bank Facility is secured by a lien on substantially all of the assets of Grand Union and its subsidiaries.

    As of the Effective Date, two series of long-term debt having an aggregate principal amount of $525,000,000 plus accrued interest (the "Senior Notes") were deemed cancelled and each holder of Senior Notes became entitled to receive its pro rata share of Grand Union's new 12% Senior Notes due 2004 (the "New Senior Notes") having an aggregate principal amount of $595,475,922 issued pursuant to the Plan. Subsequent to the Effective Date, the Company issued $595,421,000 aggregate principal amount of New Senior Notes and made cash payments of $54,922 for fractional shares to the holders of the Senior Notes. The New Senior Notes accrue interest beginning on September 1, 1995. Accordingly the New Senior Notes have been discounted at 12% for the period from June 15, 1995 to September 1, 1995 and imputed interest will be charged at 12% during that period. In addition, the difference between such discounted value and the fair value of the New Senior Notes at the Effective Date has been recorded as a debt premium totaling $5,779,000 which amount will be amortized over the life of the New Senior Notes.

    As of the Effective Date, three other series of long-term debt having an aggregate principal amount of $566,150,000 (the "Subordinated Notes") and the old capital stock of Grand Union were deemed cancelled and each holder of Subordinated Notes became entitled to receive its pro rata share of an aggregate of 10,000,000 shares of New Common Stock issued pursuant to the Plan.

    The Plan also provided for the issuance of warrants to purchase an aggregate of 900,000 shares of New Common Stock to holders of several other series of long-term debt of its then parent company (the "Capital Notes") pursuant to the terms of a settlement reached among the Company, its then direct and indirect parent companies, the Official Committee of Unsecured Creditors of its then parent company and certain holders of the Capital Notes. Such warrants are comprised of 300,000 Series 1 Warrants to purchase shares of New Common Stock at a purchase price of $30 per share and of 600,000 Series 2 Warrants to purchase shares of New Common Stock at a purchase price of $42 per share. The warrants expire on June 15, 2000.

    The Plan made no provision for the holders of the remaining long-term debt, Redeemable Preferred Stock, common shares or warrants to purchase common shares of the Company's then indirect parent.

NOTE 3 - FRESH-START REPORTING

    As of the Effective Date, the Company adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under The Bankruptcy Code" ("Fresh-Start Reporting"). In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods presented prior to the Effective Date have been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company". For financial reporting purposes, the Company accounted for the consummation of the Plan effective June 17, 1995. In accordance with Fresh-Start Reporting, the Company valued its assets and liabilities at fair values and eliminated its retained earnings at the Effective Date. The reorganization value of the Company was determined on the basis of the trading value of the Company's New Common Stock for a representative number of days subsequent to the Effective Date and the fair value of the Company's obligations as of the Effective Date. The total reorganization value as of the Effective Date was $1,327,000,000 which was $525,559,000 in excess of the aggregate fair value of the Company's tangible and identified intangible assets. Such excess is classified as "Excess reorganization value, net" in the accompanying consolidated balance sheet and is being amortized on a straight-line basis over a five-year period.

    The components of reorganization items included in the consolidated statement of operations are as follows (in thousands):


 Fresh-Start Reporting
   Establish excess reorganization value                                                     $ 525,559
   Eliminate existing goodwill                                                                (540,434)
   Revalue property, net                                                                        40,633
   Establish deferred tax asset                                                                 24,497
   Revalue pension assets and liabilities and postretirement obligations                       (23,653)
   Record lease rejection liability                                                            (19,734)
   Provide for warehouse closing                                                                (8,835)
   Eliminate LIFO inventory reserve                                                              7,757
   Record liability for fair value of interest rate protection agreement                        (3,500)
   Other                                                                                        (1,905)
                                                                                              ---------
        Total Fresh-Start                                                                          385
 Professional fees incurred in connection with the reorganization                              (20,000)
 Interest earned on accumulated cash resulting from the Chapter 11 proceedings                     988
                                                                                              ---------
        Total reorganization items                                                           $ (18,627)
                                                                                              ---------
                                                                                              ---------



As a result of the debt restructuring, the Company recognized a gain on debt discharge as follows (in thousands):


   Elimination of Old Debt, deferred financing fees and accrued interest discharged         $1,589,506
   Issuance of New Senior Notes                                                               (580,721)
   Issuance of New Common Stock                                                               (154,000)
                                                                                             ----------
        Gain on debt discharge                                                                $854,785
                                                                                             ----------
                                                                                             ----------



NOTE 4 - INCOME TAXES

    The Company made a provision for income taxes of $500,000, representing federal and state income taxes. Operating loss carryforwards of the Company have been offset by the cancellation of indebtedness income received in connection with the Plan. There are no remaining operating loss carryforwards and there has been no change in the tax basis of the Company's assets as of the Effective Date.

NOTE 5 - EARNINGS PER SHARE

    Earnings per share for the 5 weeks ended July 22, 1995 has been calculated on the basis of 10,000,000 shares outstanding. Warrants are excluded from the calculation because their inclusion would be anti-dilutive. Earnings (loss) per common share data is not meaningful for periods prior to June 17, 1995 due to the significant change in the capital structure of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL:

    As discussed in Note 2 to the accompanying Consolidated Financial Statements of Grand Union, the Company emerged from its Chapter 11 proceedings effective June 15, 1995. For financial reporting purposes, the Company accounted for the consummation of the Plan effective June 17, 1995.
In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities In
Reorganization Under The Bankruptcy Code", the Company has applied
Fresh-Start Reporting as of the Effective Date which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods prior to the Effective Date have been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company". For purposes of the discussion of Results of Operations for the 16 weeks ended July 22, 1995 (the "1996 First Quarter"), the results of the Predecessor Company and Successor Company have been combined.

RESULTS OF OPERATIONS

    The following table sets forth certain statement of operations data reflecting the combination discussed above (in millions):

                                                           16 Weeks Ended
                                                        ---------------------
                                                        July 22,     July 23,
                                                          1995         1994
                                                        --------     --------
Sales                                                     $720.5       $747.7
Gross profit                                               216.9        230.8
Operating and administrative expenses                      173.0        171.0
Depreciation and amortization                               24.2         25.3
Amortization of excess reorganization value                 10.1           -
Reorganization items                                        18.6           -
Interest expense                                            29.3         59.6
Income taxes                                                 0.5           -
Extraordinary gain on debt discharge                       854.8           -
Net income (loss)                                          815.9        (25.0)
EBITDA                                                      44.3         60.1
LIFO provision                                               0.4          0.3
Sales percentage decrease                                    3.6%         1.8%
Gross profit as a percentage of sales                       30.1         30.9
Operating and administrative
 expenses as a percentage of sales                          24.0         22.9
EBITDA as a percentage of sales                              6.1          8.0

    Sales for the 1996 First Quarter decreased $27.2 million, or 3.6%, as compared to the 16 weeks ended July 23, 1994 (the "1995 First Quarter"). Sales declined as a result of the sale or closure of 24 stores last year which were not replaced, partially offset by sales of incremental new stores and a .1% same store sales increase. The same store sales increase was favorably influenced by (a) the timing of the pre-Easter holiday shopping period which was included in the 1996 First Quarter but not in the 1995 First Quarter, (b) the closure or sale of underperforming stores as mentioned above and (c) the full implementation on May 1, 1995 of a marketing program in the Company's Northern Region, begun on a limited basis last year, which includes both lower everyday prices and stronger sales promotion programs.

    Gross profit, as a percentage of sales, was 30.1% for the 1996 First Quarter, a decrease of .8% from the 30.9% rate in the 1995 First Quarter. The decrease in gross profit was primarily affected by (a) the effect of the Company's inability to be fully invested in forward buy inventory for most of the fourth quarter of Fiscal 1995 which negatively impacted gross profit in the 1996 First Quarter, (b) lower vendor promotional allowances in the early part of the 1996 First Quarter and (c) the previously mentioned Northern Region marketing program.

    Operating and administrative expenses, as a percentage of sales, was 24.0% in the 1996 First Quarter, an increase of 1.1% from the 22.9% rate in the 1995 First Quarter. The increase, as a percentage of sales, primarily resulted from (a) store labor and fringe costs resulting from store closures and (b) advertising expense, principally to support the Northern Region lower every day price reduction program, partially offset by higher gains from sales of stores in the 1996 First Quarter ($3.6 million) as compared to the 1995 First Quarter ($1.8 million).

    Depreciation and amortization totaled $24.2 million for the 1996 First Quarter compared to $25.3 million for the 1995 First Quarter. The decrease results from less than a full quarter's amortization of goodwill in the current year.

    The excess reorganization value is being amortized over a 5-year life.

    During the 1996 First Quarter, the Company recorded $18.6 million of reorganization items which includes professional fees incurred prior to the Effective Date, Fresh-Start Reporting adjustments and interest income on accumulated cash resulting from the Chapter 11 proceedings. The Company expects to incur additional reorganization expenses, principally professional fees, subsequent to the Effective Date, pursuant to certain limited elements of the Company's Chapter 11 proceeding which will remain under the supervision of the Bankruptcy Court until final resolution. In accordance with Fresh-Start Reporting, the Company valued its assets and liabilities at fair values and eliminated its retained earnings as of the Effective Date.

    Interest expense totaled $29.3 million for the 1996 First Quarter compared to $59.6 million for the 1995 First Quarter. The decline in interest is principally related to the cessation of interest accruals on a significant portion of the Company's debt during the bankruptcy proceedings and to the decreased level of debt of the Successor Company.

    The Company made a provision for income taxes in the 1996 First Quarter of $.5 million, representing federal and state income taxes. Operating loss carryforwards of the Company have been offset by the cancellation of indebtedness income received in connection with the Plan. There are no remaining operating loss carryforwards and no change in the tax basis of the Company's assets as of the Effective Date.

    In connection with the Company's emergence from Chapter 11, the Company recognized an extraordinary gain of approximately $854.8 million related to the discharge of debt.

   Because of certain factors discussed above, EBITDA (earnings before LIFO provision, depreciation and amortization, amortization of excess reorganization value, reorganization items, interest expense, income taxes and extraordinary gain on debt discharge) for the 1996 First Quarter totaled $44.3 million, or 6.1% of sales, compared to $60.1 million, or 8.0% of sales, for the 1995 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES

    Resources used to finance significant expenditures for the 1996 First Quarter, which is presented by combining the cash flows of the Predecessor Company and the Successor Company, and the 1995 First Quarter are reflected in the following table:

                                                                         16 Weeks Ended
                                                                       -------------------
                                                                       July 22,   July 23,
                                                                         1995      1994
                                                                       --------   --------
                                                                          (in millions)
Resources used for:
  Debt and capital lease repayments                                      $ 95.8      $ 2.4
  Capital expenditures                                                      5.7       24.9
  Operating activities, including cash and temporary investments            5.0          -
  Loan placement fees                                                       3.1          -
                                                                       --------   --------
                                                                         $109.6      $27.3
                                                                       --------   --------
                                                                       --------   --------
Financed by:
  Proceeds from New Bank agreement                                       $104.1      $   -
  Property disposals                                                        5.5        1.6
  Operating activities, including cash and temporary investments              -       17.7
  Net proceeds from long-term debt                                            -        8.0
                                                                       --------   --------
                                                                         $109.6      $27.3
                                                                       --------   --------
                                                                       --------   --------

    During the 16 weeks ended July 22, 1995, funds for debt and capital lease repayments (primarily the repayment of obligations outstanding under the Old Bank agreement), capital expenditures, operating activities and loan placement fees were principally obtained from cash provided by the New Bank Facility (see Note 2). During the 16 weeks ended July 23, 1994, funds for capital expenditures and debt and capital lease repayments were principally obtained from cash provided by operating activities and from $8 million borrowed on the revolving credit facility.

    Capital expenditures for the 52 weeks ending March 30, 1996 ("Fiscal 1996"), including capitalized leases other than real estate leases, are expected to be approximately $50 million. Capital expenditures will be related to new, enlarged or remodeled stores, store systems and maintenance capital. The Company plans to finance its capital expenditures from cash provided by operations and, to a limited extent, from equipment leases or purchase money mortgages. The Company's ability to complete its capital expenditure program is dependent upon its operating performance.


     On the Filing Date, as part of the implementation of an agreement with the Company's bank lenders and with members of informal committees of certain holders of Grand Union's long-term debt on the terms of a restructuring of Grand Union's capital structure, Grand Union filed a voluntary petition for relief under Chapter 11 of the Code in the Bankruptcy Court. From the Filing Date through the Effective Date, Grand Union operated as a debtor-in-possession under Chapter 11 of the Code and was subject to the supervision of the Bankruptcy Court in accordance with the Code.

    On May 31, 1995, the Bankruptcy Court confirmed the Plan, and the Company emerged from Chapter 11 on the Effective Date. One proceeding challenging the order confirming the Plan is pending. The Company does not believe that this proceeding will result in any modification or revocation of the order.

    On the Effective Date, Grand Union adopted a restated certificate of incorporation, the principal effects of which were to authorize 30,000,000 shares of New Common Stock (of which 10,000,000 shares were issued under the Plan) and to prohibit the issuance of non-voting equity securities. The Plan provided for full payment of all allowed administrative expenses and all allowed general unsecured and priority claims. On the Effective Date, obligations relating to the Company's existing bank credit agreement were paid in full and the Company entered into the New Bank Facility with its bank lending group which provides for a five-year revolving credit facility of $100,000,000 and a seven-year term loan facility of $104,144,371. The New Bank Facility is secured by a lien on substantially all of the assets of Grand Union and its subsidiaries.

    As of the Effective Date, the Senior Notes were deemed cancelled and each holder of Senior Notes became entitled to receive its pro rata share of the New Senior Notes having an aggregate principal amount of $595,475,922 issued pursuant to the Plan. Subsequent to the Effective Date, the Company issued $595,421,000 aggregate principal amount of New Senior Notes and made cash payments of $54,922 for fractional shares to the holders of the Senior Notes. The New Senior Notes accrue interest beginning on September 1, 1995. Accordingly the New Senior Notes have been discounted at 12% for the period from June 15, 1995 to September 1, 1995 and imputed interest will be charged at 12% during that period. In addition, the difference between such discounted value and the fair value of the New Senior Notes at the Effective Date has been recorded as a debt premium totaling $5,779,000 which amount will be amortized over the life of the New Senior Notes.

    As of the Effective Date, the Subordinated Notes and the old capital stock of Grand Union were deemed cancelled and each holder of Subordinated Notes became entitled to receive its pro rata share of an aggregate of 10,000,000 shares of New Common Stock issued pursuant to the Plan.

    The Plan also provided for the issuance of warrants to purchase an aggregate of 900,000 shares of New Common Stock to holders of the Capital Notes pursuant to the terms of a settlement reached among the Company, its then direct and indirect parent companies, the Official Committee of Unsecured Creditors of its then parent company and certain holders of the Capital Notes. Such warrants are comprised of 300,000 Series 1 Warrants to purchase shares of New Common Stock at a purchase price of $30 per share and of 600,000 Series 2 Warrants to purchase shares of New Common Stock at a purchase price of $42 per share. The warrants expire on June 15, 2000.

    The Plan made no provision for the holders of the remaining long-term debt, Redeemable Preferred Stock, common shares or warrants to purchase common shares of the Company's then indirect parent.

    As of July 22, 1995, the Company had no borrowings and approximately $41.6 million of letters of credit outstanding under the $100.0 million revolving credit facility.

PART II - OTHER INFORMATION

ITEM 6.

(a)  Exhibits

     EXHIBIT NUMBER

        27.1                   Financial Data Schedule.

(b) Report on Form 8-K dated June 15, 1995 as filed with the Commission on June 29, 1995.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        THE GRAND UNION COMPANY
                                                              (Registrant)

Date: SEPTEMBER 5, 1995                          /s/ Kenneth R. Baum
                                       ----------------------------------------
                                                     Kenneth R. Baum
                                       Senior Vice President, Chief Financial
                                       Officer and Secretary (Principal
                                       Financial Officer and Principal
                                       Accounting Officer)