Form 10-Q
period 1995-10-14
GRAND UNION CO /DE/
filed 1995-11-28
CIK 316236

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended OCTOBER 14, 1995
                               ----------------

Commission File Number 0-26602
                       -------





                             THE GRAND UNION COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                              22 - 1518276
                   --------                              ------------
 (State or other jurisdiction of incorporation         (I.R.S. Employer
               or organization)                       Identification No.)


 201 Willowbrook Boulevard, Wayne, New Jersey            07470 - 0966
 --------------------------------------------            ------------
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




     As of November 28, 1995, there were issued and outstanding 10,000,000 shares, par values $1.00 per share, of the Registrant's common stock.

                             THE GRAND UNION COMPANY
                                      INDEX


PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1.  FINANCIAL STATEMENTS.                                          PAGE NO.

Consolidated Statement of Operations - 12 weeks ended
October 14, 1995 (Successor  Company), and 12 weeks ended
October 15, 1994 (Predecessor Company)                                     3


Consolidated Statement of Operations - 17 weeks ended
October 14, 1995 (Successor Company), 11 weeks ended
June 17, 1995 and 28 weeks ended October 15, 1994
(Predecessor Company)                                                      4


Consolidated Balance Sheet -  October 14, 1995 (Successor
Company) and April 1, 1995 (Predecessor Company)                           5


Consolidated Statement of Cash Flows - 17 weeks ended
October 14, 1995 (Successor Company), 11 weeks ended
June 17, 1995 and 28 weeks  ended October  15, 1994
(Predecessor Company)                                                      6


Notes to Consolidated Financial Statements                                 7



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.                                      10



PART II - OTHER INFORMATION

Item 6 - Exhibit                                                          14






All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands except per share data)
                                   (unaudited)


                                                              Successor      Predecessor
                                                               Company         Company
                                                          ---------------  ---------------
                                                              12 Weeks        12 Weeks
                                                                Ended           Ended
                                                             October 14,     October 15,
                                                                1995            1994
                                                          ---------------  ---------------
Sales                                                        $ 523,711       $556,663

Cost of sales                                                 (361,074)      (385,767)
                                                          ---------------  ---------------

Gross profit                                                   162,637        170,896

Operating and administrative expenses                         (129,932)      (132,391)

Depreciation and amortization                                  (17,002)       (20,758)

Amortization of excess reorganization value                    (24,717)             -

Charges relating to voluntary resignation incentive plan        (4,500)             -

Interest expense                                               (22,433)       (47,212)
                                                          ---------------  ---------------

Loss before income tax benefit                                 (35,947)       (29,465)

Income tax benefit                                               5,872              -
                                                          ---------------  ---------------

Net loss                                                       (30,075)       (29,465)

Accrued dividends on old preferred stock                             -         (6,411)
                                                          ---------------  ---------------

Net loss applicable to common stock                           ($30,075)      ($35,876)
                                                          ---------------  ---------------
                                                          ---------------  ---------------

Net loss per common share                                       ($3.01)
                                                          ---------------
                                                          ---------------



    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands except per share data)
                                   (unaudited)



                                                            Successor
                                                             Company           Predecessor Company
                                                          --------------   ----------------------------
                                                             17 Weeks        11 Weeks      28 Weeks
                                                               Ended           Ended         Ended
                                                            October 14,      June 17,     October 15,
                                                               1995            1995          1994
                                                          --------------  ------------  -------------
Sales                                                        $ 756,374       $487,882    $ 1,304,355

Cost of sales                                                 (520,657)      (344,041)      (902,643)
                                                          --------------  ------------  -------------

Gross profit                                                   235,717        143,841        401,712

Operating and administrative expenses                         (185,424)      (117,544)      (303,360)

Depreciation and amortization                                  (23,957)       (17,215)       (46,020)

Amortization of excess reorganization value                    (34,827)             -              -

Reorganization items                                                 -        (18,627)             -

Charges relating to voluntary resignation incentive plan        (4,500)             -              -

Interest expense (contractual interest of $29,085 for the
  11 weeks ended June 17, 1995)                                (31,979)       (19,791)      (106,779)
                                                          --------------  ------------  -------------

Loss before income taxes and extraordinary
  gain on debt discharge                                       (44,970)       (29,336)       (54,447)

Income tax benefit                                               5,372              -              -
                                                          --------------  ------------  -------------

Loss before extraordinary gain on debt discharge               (39,598)       (29,336)       (54,447)

Extraordinary gain on debt discharge                                 -        854,785              -
                                                          --------------  ------------  -------------

Net (loss) income                                              (39,598)       825,449        (54,447)

Accrued dividends on old preferred stock                             -              -        (11,704)
                                                          --------------  ------------  -------------

Net (loss) income applicable to common stock                  ($39,598)      $825,449       ($66,151)
                                                          --------------  ------------  -------------
                                                          --------------  ------------  -------------

Net loss per common share                                       ($3.96)
                                                          --------------
                                                          --------------







    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)


                                                                            Successor     Predecessor
                                                                             Company        Company
                                                                         --------------  ------------
                                                                           October 14,     April 1,
                                                                              1995           1995
                                                                         --------------  ------------
ASSETS
Current assets:
 Cash and temporary investments                                           $    36,064    $    89,423
 Receivables                                                                   14,054         18,592
 Inventories                                                                  172,416        189,467
 Other current assets                                                          14,566         16,787
                                                                         --------------  ------------
   Total current assets                                                       237,100        314,269
Property, net                                                                 479,169        454,180
Goodwill, net                                                                       -        545,451
Excess reorganization value, net                                              497,747              -
Deferred financing fees, net                                                    2,975         44,069
Deferred tax asset                                                             29,444              -
Other assets                                                                   11,907         36,787
                                                                         --------------  ------------
                                                                          $ 1,258,342    $ 1,394,756
                                                                         --------------  ------------
                                                                         --------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term debt                                    $       843    $         -
  Current portion of obligations under capital leases                           6,489              -
  Accounts payable and accrued liabilities                                    177,073        174,126
                                                                         --------------  ------------
     Total current liabilities                                                184,405        174,126
                                                                         --------------  ------------
Long-term debt                                                                724,781              -
                                                                         --------------  ------------
Obligations under capital leases                                              124,376              -
                                                                         --------------  ------------
Other noncurrent liabilities                                                  110,378         53,072
                                                                         --------------  ------------
Liabilities subject to compromise                                                   -      1,817,698
                                                                         --------------  ------------
Commitments and contingencies
Redeemable stock subject to compromise:
    Old common stock                                                                -          9,407
    Old preferred stock                                                             -        164,792
                                                                         --------------  ------------
                                                                                    -        174,199
                                                                         --------------  ------------
Stockholders' equity (deficit):
   New Common Stock, $1.00 par value, 30,000,000 shares authorized,
     10,000,000 shares issued and outstanding                                  10,000              -
   New Preferred Stock, $1.00 par value, 10,000,000 shares authorized,
    no shares issued and outstanding                                                -              -
   Old common stock                                                                 -              1
   Old treasury stock                                                               -           (156)
   Capital in excess of par value                                             144,000              -
   Accumulated deficit                                                        (39,598)      (824,184)
                                                                         --------------  ------------
     Total stockholders' equity (deficit)                                     114,402       (824,339)
                                                                         --------------  ------------
                                                                          $ 1,258,342    $ 1,394,756
                                                                         --------------  ------------
                                                                         --------------  ------------





    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                            Successor
                                                             Company           Predecessor Company
                                                          --------------   ----------------------------
                                                             17 Weeks        11 Weeks      28 Weeks
                                                               Ended           Ended         Ended
                                                            October 14,      June 17,     October 15,
                                                               1995            1995          1994
                                                          --------------   ------------  --------------
OPERATING ACTIVITIES:
 Net (loss) income                                            ($39,598)      $825,449       ($54,447)
 Adjustments to reconcile net (loss) income to
  net cash provided by (used for) operating
  activities before reorganization items paid:
   Depreciation and amortization                                23,957         17,215         46,020
   Amortization of excess reorganization value                  34,827              -              -
   Deferred taxes                                               (4,947)             -              -
   Noncash interest                                             14,638          1,126         24,317
   Extraordinary gain on debt discharge                              -       (854,785)             -
 Net changes in assets and liabilities:
  Receivables                                                   (5,758)         1,769         14,255
  Inventories                                                   11,462         12,946          4,034
  Accounts payable and accrued liabilities                     (52,446)       (34,928)        (3,822)
  Other current assets                                            (734)         2,776            108
  Other                                                         (3,231)         4,493         (5,315)
                                                          --------------   ------------  --------------
 Net cash (used for) provided by operating
  activities before reorganization items paid                  (21,830)       (23,939)        25,150
   Reorganization items paid                                   (12,108)        (4,913)             -
                                                          --------------   ------------  --------------
 Net cash (used for) provided by operating activities          (33,938)       (28,852)        25,150
                                                          --------------   ------------  --------------
INVESTMENT ACTIVITIES:
  Capital expenditures                                         (13,975)        (3,301)       (40,102)
  Disposals of property                                              -          5,452          2,016
                                                          --------------   ------------  --------------
 Net cash (used for) provided by investment activities         (13,975)         2,151        (38,086)
                                                          --------------   ------------  --------------
FINANCING ACTIVITIES:
 Proceeds from New Bank agreement                                    -        104,144              -
 Net proceeds from long-term debt                               18,089              -          9,000
 Payment of Old Bank debt                                            -        (93,144)             -
 Obligations under capital leases discharged                    (2,407)        (1,707)        (4,461)
 Loan placement fees                                                 -         (3,125)             -
 Retirement of long-term debt                                     (356)          (239)          (471)
                                                          --------------   ------------  --------------
 Net cash provided by financing activities                      15,326          5,929          4,068
                                                          --------------   ------------  --------------
Decrease in cash and temporary
 investments                                                   (32,587)       (20,772)        (8,868)
Cash and temporary investments at beginning of
 period                                                         68,651         89,423         44,294
                                                          --------------   ------------  --------------
Cash and temporary investments at end of period                $36,064        $68,651        $35,426
                                                          --------------   ------------  --------------
                                                          --------------   ------------  --------------
Supplemental disclosure of cash flow information:
 Interest payments                                              $8,652         $9,515        $77,036
 Capital lease obligations incurred                                280         20,072         23,806
 Accrued dividends on old preferred stock                            -              -         11,704




    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF ACCOUNTING

     The accompanying interim consolidated financial statements of The Grand Union Company ("Grand Union" or the "Company") include the accounts of the Company and its subsidiaries, all of which are wholly-owned. In the opinion of management, the consolidated financial statements include all adjustments, which, except for fresh-start adjustments (see Note 3), consist only of normal recurring adjustments necessary for a fair presentation of operating results for the interim periods.

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

     As of the Effective Date, two series of long-term debt having an aggregate principal amount of $525,000,000 plus accrued interest (the "Senior Notes") were deemed cancelled and each holder of Senior Notes became entitled to receive its pro rata share of Grand Union's new 12% Senior Notes due 2004 (the "New Senior Notes") having an aggregate principal amount of $595,475,922 issued pursuant to the Plan. Subsequent to the Effective Date, the Company issued $595,421,000 aggregate principal amount of New Senior Notes and made cash payments of $54,922 for fractional shares to the holders of the Senior Notes. The New Senior Notes accrue interest beginning on September 1, 1995. Accordingly, the New Senior Notes have been discounted at 12% for the period from June 15, 1995 to September 1, 1995 and imputed interest was charged at 12% during that period. In addition, the difference between such discounted value and the fair value of the New Senior Notes at the Effective Date was recorded as a debt premium totaling $5,779,000 which is being amortized over the life of the New Senior Notes.

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

NOTE  3 - FRESH-START REPORTING

     As of the Effective Date, the Company adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under The Bankruptcy Code" ("Fresh-Start Reporting"). In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods presented prior to the Effective Date have been designated "Predecessor Company" and the periods subsequent to the Effective Date have been designated "Successor Company". For financial reporting purposes, the Company accounted for the consummation of the Plan effective June 17, 1995. In accordance with Fresh-Start Reporting, the Company valued its assets and liabilities at fair values and eliminated its retained earnings at the Effective Date. The reorganization value of the Company was determined on the basis of the trading value of the Company's New Common Stock for a representative number of days subsequent to the Effective Date and the fair value of the Company's obligations as of the Effective Date. The total reorganization value as of the Effective Date was $1,334,000,000 which was $532,574,000 in excess of the aggregate fair value of the Company's tangible and identified intangible assets. Such excess is classified as "Excess reorganization value, net" in the accompanying consolidated balance sheet and is being amortized on a straight-line basis over a five-year period.

     The components of reorganization items included in the consolidated statement of operations are as follows (in thousands):

Fresh-Start Reporting
   Establish excess reorganization value                                               $532,574
   Eliminate existing goodwill                                                         (540,434)
   Revalue property, net                                                                 40,633
   Establish deferred tax asset                                                          24,497
   Revalue pension assets and liabilities and postretirement obligations                (23,653)
   Record lease rejection liability                                                     (19,734)
   Provide for warehouse closing                                                        (10,450)
   Eliminate LIFO inventory reserve                                                       7,757
   Provide for other reorganization liabilities                                          (5,400)
   Record  liability for fair value of interest rate protection agreement                (3,500)
   Other                                                                                 (1,905)
                                                                                    ---------------
       Total Fresh-Start                                                                    385
Professional fees incurred in connection with the reorganization                        (20,000)
Interest earned on accumulated cash resulting from the Chapter 11 proceedings               988
                                                                                    ---------------
       Total reorganization items                                                      ($18,627)
                                                                                    ---------------
                                                                                    ---------------


      During the 12 weeks ended October 14, 1995, the Company recorded certain adjustments, which were not material, to liabilities assumed during Fresh-Start Reporting, as reflected in the table above.

As a result of the debt restructuring, the Company recognized a gain on debt discharge as follows (in thousands):

     Elimination of Old Debt, deferred financing fees and accrued interest discharged          $  1,589,506
     Issuance of New Senior Notes                                                                  (580,721)
     Issuance of New Common Stock                                                                  (154,000)
                                                                                              ----------------
        Gain on debt discharge                                                                     $854,785
                                                                                              ----------------
                                                                                              ----------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Term Assets to be Disposed of" ("SFAS No. 121"), which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. As of the Effective Date, the Company adopted SFAS No. 121.

NOTE 4 - CHARGES RELATING TO VOLUNTARY RESIGNATION INCENTIVE PLAN

     During the 12 weeks ended October 14, 1995, the Company established a provision of $4.5 million for a voluntary resignation incentive program under which certain classes of store employees accepted monetary incentive to voluntarily resign from their positions.

NOTE 5 - INCOME TAXES

     The Company recorded an income tax benefit of $5.8 million and $5.4 million for the 12 and 17 week periods ended October 14, 1995, respectively. Operating loss carryforwards of the Predecessor Company have been offset by taxable gains realized on the debt discharged in connection with the Plan. There are no remaining operating loss or credit carryforwards of the Predecessor Company and there was no change in the tax basis of the Company's assets as of the Effective Date.

NOTE 6 - EARNINGS PER SHARE

     Earnings per share for the 12 and 17 week periods ended October 14, 1995 has been calculated on the basis of 10,000,000 shares outstanding. Warrants are excluded from the calculation because their inclusion would be anti-dilutive. Earnings (loss) per common share data is not meaningful for periods prior to June 17, 1995 due to the significant change in the capital structure of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL:

     As discussed in Note 2 to the accompanying Consolidated Financial Statements of Grand Union, the Company emerged from its Chapter 11 proceedings effective June 15, 1995. For financial reporting purposes, the Company accounted for the consummation of the Plan effective June 17, 1995. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code", the Company has applied Fresh-Start Reporting as of the Effective Date which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods prior to the Effective Date have been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company". For purposes of the discussion of Results of Operations for the 28 weeks ended October 14, 1995, the results of the Predecessor Company and Successor Company have been combined.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data reflecting the combination discussed above (in millions):


                                                                          12 Weeks Ended                 28 Weeks Ended
                                                                     ------------------------     --------------------------
                                                                      Oct. 14,       Oct. 15,       Oct. 14,       Oct. 15,
                                                                        1995           1994           1995          1994
                                                                     ------------------------     --------------------------
Sales                                                                $523.7         $556.7       $1,244.3       $1,304.4
Gross profit                                                          162.6          170.9          379.6          401.7
Operating and administrative expenses                                 129.9          132.4          303.0          303.4
Depreciation and amortization                                          17.0           20.8           41.2           46.0
Amortization of excess reorganization value                            24.7              -           34.8              -
Reorganization items                                                     -               -           18.6              -
Charges relating to voluntary resignation incentive plan                4.5              -            4.5              -
Interest expense                                                       22.4           47.2           51.8          106.8
Income tax benefit                                                      5.8              -            5.4              -
Extraordinary gain on debt discharge                                      -              -          854.8              -
Net (loss) income                                                     (30.1)         (29.5)         785.9          (54.4)
EBITDA                                                                 28.2           38.5           53.5           98.4
Adjusted EBITDA                                                        33.0           38.7           77.3           98.9
LIFO provision                                                          0.3            0.2            0.7            0.5
Sales percentage decrease                                               5.9%           0.6%           4.6%           1.3%
Gross profit as a percentage of sales                                  31.1           30.7           30.5           30.8
Operating and administrative
  expenses as a percentage of sales                                    24.8           23.8           24.3           23.3
EBITDA as a percentage of sales                                         5.4            6.9            4.3            7.5
Adjusted EBITDA as a percentage of sales                                6.3            7.0            6.2            7.6


     Sales for the 12 and 28 weeks ended October 14, 1995 decreased $33.0 million and $60.1 million, or 5.9% and 4.6%, as compared to the 12 and 28 week periods ended October 15, 1994, respectively. The sales decline for each of the 12 and 28 week periods was comprised of 4.0% and 4.4% from the sale or closure of 24 stores which were not replaced and 2.8% and 1.1% from decreased same store sales offset by .9% and .9% from increases relating to one incremental new store opened late last year. Same store sales comparisons were negatively influenced by (a) strong promotional programs during last year's second quarter and (b) the anniversary of three replacement stores early in this year's second quarter which diminished the incremental benefit previously experienced for those stores. Same store sales comparisons were positively influenced by the marketing program implemented in the Northern Region earlier this year. The Northern Region marketing program, which includes both lower everyday prices and stronger sales promotion programs, was begun on a limited basis last year and was fully implemented on May 1, 1995. Additionally, this year's 28 week period was favorably influenced by the timing of the pre-Easter holiday shopping period which was included in this year's first quarter but not in last year's first quarter.

     Gross profit, as a percentage of sales, was 31.1% and 30.5% for the 12 and 28 week periods ended October 14, 1995, compared to 30.7% and 30.8% for the comparable periods of the prior year. Gross profit percentages were impacted in the current 12 week period by the savings generated by the conversion of the distribution of Northern Region merchandise from a Company operated warehouse to a wholesaler, offset by reduced margins associated with the Northern Region marketing program. In addition, gross profit was negatively impacted during the 28 weeks ended October 14, 1995 by bankruptcy related items including the Company's inability to be fully invested in forward buy inventory throughout most of last year's fourth quarter, which negatively impacted gross profit in the first quarter, and by lower vendor promotional allowances in the early part of the first quarter. Both the 12 and 28 week periods this year benefited by proportionately greater sales of higher margin produce products.

     Operating and administrative expenses, as a percentage of sales, were 24.8% and 24.3% for the 12 and 28 week periods ended October 14, 1995, compared to 23.8% and 23.3% for the comparable periods of the prior year. The increased rate in both periods resulted from increases as a percentage of sales in (a) labor and fringe costs, (b) advertising expense, principally to support the Northern Region marketing program, (c) occupancy costs, and (d) wrapping supply expense. During the latter part of the 12 weeks ended October 14, 1995, the Company completed voluntary resignation incentive programs in both of its operating regions which had a limited effect on store labor in the second quarter, but will moderate store costs over the remainder of the year. The current 28 week period reflected gains on sales of stores of $3.6 million compared to gains of $1.8 million in the prior year's 28 week period.

     Depreciation and amortization totaled $17.0 million and $41.2 million for the 12 and 28 week periods ended October 14, 1995 compared to $20.8 million and $46.0 million for the comparable periods of the prior year. The decrease principally results from the absence of amortization of goodwill after the Effective Date.

     The excess reorganization value is being amortized over a five-year life.

     During the 11 week period ended July 17, 1995, the Company recorded $18.6 million of reorganization expenses which includes professional fees, Fresh-Start Reporting adjustments and interest income on accumulated cash resulting from the Chapter 11 proceedings.

     Interest expense totaled $22.4 million and $51.8 million for the 12 and 28 week periods ended October 14, 1995, compared with $47.2 million and $106.8 million for the comparable periods of the prior year. The decline in interest is principally related to the cessation of interest accruals on a significant portion of the Company's debt during the bankruptcy proceedings and the decreased level of debt of the Successor Company.

     The Company recorded an income tax benefit of $5.8 million and $5.4 million during the 12 and 28 weeks ended October 14, 1995, representing federal and state income taxes. Operating loss carryforwards of the Predecessor Company have been offset by taxable gains realized on the debt discharged in connection with the Plan. There are no remaining operating loss or credit carryforwards of the Predecessor Company and there was no change in the tax basis of the Company's assets as of the Effective Date.

     In connection with the Company's emergence from Chapter 11, the Company recognized an extraordinary gain of $854.8 million related to the discharge of debt.

      EBITDA is defined as earnings before income tax benefit, interest expense, extraordinary gain on debt discharge, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before LIFO provision, reorganization items and charges relating to the voluntary resignation incentive plan. The Company believes that both EBITDA and Adjusted EBITDA are useful supplemental disclosures but recognizes that both EBITDA and Adjusted EBITDA are not substitutes for earnings or cash flow data required by generally accepted accounting principles.

       EBITDA totaled $28.2 million, or 5.4% of sales, and $53.5 million, or 4.3% of sales, for the 12 and 28 week periods ended October 14, 1995, compared to $38.5 million, or 6.9% of sales, and $98.4 million, or 7.5% of sales, for the comparable periods of the prior year. Adjusted EBITDA totaled $33.0 million, or 6.3% of sales, and $77.3 million, or 6.2% of sales, for the 12 and 28 week periods ended October 14, 1995, respectively, compared to $38.7 million, or 7.0% of sales, and $98.9 million, or 7.6% of sales, for the comparable period of the prior year.

      The Company is currently considering several alternative product supply arrangements for the distribution of merchandise for its New York Region stores, including a proposal from C&S Wholesalers, Inc. who supplies warehouse product to the Company's Northern Region stores. The Company is also discussing alternative operating methods and cost considerations with the unions who represent its New York Region warehouse and trucking employees.

LIQUIDITY AND CAPITAL RESOURCES

      The following table combines the cash flows of the Predecessor Company and the Successor Company for the 28 weeks ended October 14, 1995. Resources used to finance significant expenditures for the 28 weeks ended October 14, 1995 and the 28 weeks ended October 15, 1994 are as follows:


                                                                                     28 Weeks Ended
                                                                         ----------------------------------------
                                                                            October 14,             October 15,
                                                                                1995                   1994
                                                                         ----------------         ---------------
                                                                                      (in millions)
Resources used for:
  Debt and capital lease repayments                                         $  97.9                   $ 4.9
  Capital expenditures                                                         17.3                    40.1
  Operating activities, including cash and temporary investments                9.4                       -
  Loan placement fees                                                           3.1                       -
                                                                            ----------               -------
                                                                             $127.7                   $45.0
                                                                            ----------               -------
                                                                            ----------               -------
Financed by:
  Proceeds from New Bank agreement                                           $122.2                   $   -
  Property disposals                                                            5.5                     2.0
  Operating activities, including cash and temporary investments                  -                    34.0
  Net proceeds from long-term debt                                                -                     9.0
                                                                            ----------               -------
                                                                             $127.7                   $45.0
                                                                            ----------               -------
                                                                            ----------               -------


     During the 28 weeks ended October 14, 1995, funds for debt and capital lease repayments (primarily the repayment of obligations outstanding under the Old Bank agreement), capital expenditures, operating activities and loan placement fees were principally obtained from cash provided by the New Bank Facility ($104.2 million from the New Term Loan and $18.0 million from the New Revolver - see Note 2). During the 28 weeks ended October 15, 1994, funds for capital expenditures and debt and capital lease repayments were principally obtained from cash provided by operating activities and from $9 million borrowed on the revolving credit facility.

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


     On the Effective Date, Grand Union adopted a restated certificate of incorporation, the principal effects of which were to authorize 30,000,000 shares of New Common Stock (of which 10,000,000 shares were issued under the Plan) and to prohibit the issuance of non-voting equity securities. The Plan provided for full payment of all allowed administrative expenses and all allowed general unsecured and priority claims. On the Effective Date, obligations relating to the Company's existing bank credit agreement were paid in full and the Company entered into the New Bank Facility with its bank lending group which provides for a five-year revolving credit facility of $100 million and a seven-year term loan facility of $104.1 million. The New Bank Facility is secured by a lien on substantially all of the assets of Grand Union and its subsidiaries.

     As of the Effective Date, the Senior Notes were deemed cancelled and each holder of Senior Notes became entitled to receive its pro rata share of the New Senior Notes having an aggregate principal amount of $595.5 million issued pursuant to the Plan. Subsequent to the Effective Date, the Company issued $595.4 million aggregate principal amount of New Senior Notes and made cash payments of $54,922 for fractional shares to the holders of the Senior Notes. The New Senior Notes accrue interest beginning on September 1, 1995. Accordingly, the New Senior Notes have been discounted at 12% for the period from June 15, 1995 to September 1, 1995 and imputed interest was charged at 12% during that period. In addition, the difference between such discounted value and the fair value of the New Senior Notes at the Effective Date has been recorded as a debt premium totaling $5.8 million which amount will be amortized over the life of the New Senior Notes.

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

     On September 29, 1995, the Company terminated a joint health and beauty care and general merchandise buying arrangement with the Penn Traffic Company. Under the termination agreement, the Company repurchased approximately $11 million of inventory located at the Montgomery warehouse which had previously been owned by Penn Traffic. The termination of this agreement is not expected to have a significant impact on the Company's results of operations or financial position.

     The Company continues to be highly leveraged. Interest payments during the 28 weeks ended October 14, 1995 totaled approximately $18 million and are expected to total approximately $69 million for the current fiscal year
($100 million on an annualized basis). Capital expenditures, including capitalized leases other than real estate leases, totaled approximately
$18 million for the 28 weeks ended October 14, 1995 and are expected to total $45 to $50 million for the current fiscal year. Capital expenditures for the current fiscal year will be related to new, enlarged or remodeled stores, store systems and maintenance capital. Bankruptcy related obligations, principally lease rejection liabilities, totaling $18 million (included in accounts payable and accrued liabilities at October 14, 1995) are expected to be paid during the remainder of the current fiscal year. There are no significant scheduled debt principal repayments prior to June, 2000. The Company plans to finance its working capital, interest expense and capital expenditure requirements from operations, from its revolving credit facility and, to a limited extent, from equipment leases or purchase money mortgages. The Company's ability to fund the payment of interest and other obligations when due is dependent on cash generated from its operations, net of cash capital expenditures. The Company's ability to complete its planned capital expenditure program is dependent on its operating performance.

     As of October 14, 1995, the Company had $18.0 million of borrowings and approximately $43.2 million of letters of credit outstanding under its $100.0 million revolving credit facility.

PART II - OTHER INFORMATION

ITEM 6.

(a)  Exhibit

      EXHIBIT NUMBER

                27.1                   Financial Data Schedule.

There were no reports on Form 8-K during the period.

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


                                             THE GRAND UNION COMPANY
                                             -----------------------
                                                 (Registrant)


Date: November 28, 1995
      -----------------                         /s/ Kenneth R. Baum
                                              -----------------------
                                                   Kenneth R. Baum
                                             Senior Vice President, Chief
                                            Financial Officer and Secretary
                                           (Principal Financial Officer and
                                            Principal  Accounting Officer)