Form 10-Q
period 1996-01-06
GRAND UNION CO /DE/
filed 1996-02-20
CIK 316236

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended January 6, 1996
                               ---------------

Commission File Number 0-26602
                       -------




                             THE GRAND UNION COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                           22 - 1518276
                   --------                           ------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)

201 Willowbrook Boulevard, Wayne, New Jersey            07470 - 0966
--------------------------------------------            ------------
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


     As of February 20, 1996, there were issued and outstanding 10,000,000 shares, par value $1.00 per share, of the Registrant's common stock.

                            THE GRAND UNION COMPANY
                                      INDEX


PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS.                                           PAGE NO.


Consolidated Statement of Operations - 12 weeks ended January 6, 1996 (Successor Company), and 12 weeks ended January 7, 1995
(Predecessor Company)                                                      3


Consolidated Statement of Operations - 29 weeks ended January 6, 1996 (Successor Company), 11 weeks ended June 17, 1995 and 40 weeks ended
January 7, 1995 (Predecessor Company)                                      4


Consolidated Balance Sheet - January 6, 1996 (Successor Company) and
April 1, 1995 (Predecessor Company)                                        5


Consolidated Statement of Cash Flows - 29 weeks ended January 6, 1996 (Successor Company), 11 weeks ended June 17, 1995 and 40 weeks
ended January 7, 1995 (Predecessor Company)                                6


Notes to Consolidated Financial Statements                                 7



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.                                                     11



PART II - OTHER INFORMATION

Item 6 - Exhibits                                                          15



All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                             Successor     Predecessor
                                              Company        Company
                                            -----------    -----------
                                             12 Weeks       12 Weeks
                                               Ended          Ended
                                             January 6,     January 7,
                                               1996           1995
                                            -----------    -----------
Sales                                        $  543,617    $   563,281

Cost of sales                                  (376,754)      (408,814)
                                            -----------    -----------
Gross profit                                    166,863        154,467

Operating and administrative expenses          (136,035)      (132,890)

Depreciation and amortization                   (16,547)       (21,204)

Amortization of excess reorganization value     (24,578)             -

Unusual items                                   (15,000)       (12,512)

Interest expense, net                           (23,537)       (47,379)
                                            -----------    -----------
Loss before income tax benefit                  (48,834)       (59,518)

Income tax benefit                                7,840              -
                                            -----------    -----------
Net loss                                        (40,994)       (59,518)

Accrued dividends on old preferred stock              -         (6,469)
                                            -----------    -----------
Net loss applicable to common stock          $  (40,994)   $   (65,987)
                                            -----------    -----------
                                            -----------    -----------
Net loss per common share                    $    (4.10)
                                            -----------
                                            -----------


    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                Successor
                                                                 Company           Predecessor Company
                                                               ------------    ---------------------------
                                                                 29 Weeks        11 Weeks      40 Weeks
                                                                   Ended          Ended          Ended
                                                                 January 6,      June 17,      January 7,
                                                                   1996            1995           1995
                                                               ------------    ------------   ------------
Sales                                                           $ 1,299,991    $   487,882    $ 1,867,636

Cost of sales                                                      (897,411)      (344,041)    (1,311,457)
                                                                ------------   ------------   ------------
Gross profit                                                        402,580        143,841        556,179

Operating and administrative expenses                              (321,459)      (117,544)      (436,250)

Depreciation and amortization                                       (40,504)       (17,215)       (67,224)

Amortization of excess reorganization value                         (59,405)             -             -

Unusual items                                                       (19,500)       (18,627)       (12,512)

Interest expense, net (contractual interest totaled $29,085
 for the 11 weeks ended June 17, 1995 -See Note 2)                  (55,516)       (19,791)      (154,158)
                                                                ------------   ------------   ------------
Loss before income taxes and extraordinary
 gain on debt discharge                                             (93,804)       (29,336)      (113,965)

Income tax benefit                                                   13,212              -              -
                                                                ------------   ------------   ------------
Loss before extraordinary gain on debt discharge                    (80,592)       (29,336)      (113,965)

Extraordinary gain on debt discharge                                      -        854,785              -
                                                                ------------   ------------   ------------
Net (loss) income                                                   (80,592)       825,449       (113,965)

Accrued dividends on old preferred stock                                  -              -        (18,173)
                                                                ------------   ------------   ------------
Net (loss) income applicable to common stock                    $   (80,592)   $   825,449    $  (132,138)
                                                                ------------   ------------   ------------
                                                                ------------   ------------   ------------
Net loss per common share                                       $     (8.06)
                                                                ------------
                                                                ------------


    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)

                                                                      Successor     Predecessor
                                                                       Company        Company
                                                                    ------------   ------------
                                                                      January 6,      April 1,
                                                                        1996           1995
                                                                    ------------   ------------
ASSETS
Current assets:
 Cash and temporary investments                                     $     34,838   $     89,423
 Receivables                                                              19,161         18,592
 Inventories                                                             172,389        189,467
 Other current assets                                                     14,934         16,787
                                                                    ------------   ------------
   Total current assets                                                  241,322        314,269
Property, net                                                            477,522        454,180
Goodwill, net                                                                  -        545,451
Excess reorganization value, net                                         473,169              -
Deferred financing fees, net                                               2,872         44,069
Deferred tax asset                                                        37,284              -
Other assets                                                              11,511         36,787
                                                                    ------------   ------------
                                                                    $  1,243,680   $  1,394,756
                                                                    ------------   ------------
                                                                    ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term debt                              $      1,921   $          -
  Current portion of obligations under capital leases                      6,610              -
  Accounts payable and accrued liabilities                               211,799        174,126
                                                                    ------------   ------------
     Total current liabilities                                           220,330        174,126
                                                                    ------------   ------------
Long-term debt                                                           723,328              -
                                                                    ------------   ------------
Obligations under capital leases                                         123,194              -
                                                                    ------------   ------------
Other noncurrent liabilities                                             103,420         53,072
                                                                    ------------   ------------
Liabilities subject to compromise                                              -      1,817,698
                                                                    ------------   ------------
Commitments and contingencies
Redeemable stock subject to compromise:
    Old common stock                                                           -          9,407
    Old preferred stock                                                        -        164,792
                                                                    ------------   ------------
                                                                               -        174,199
                                                                    ------------   ------------
Stockholders' equity (deficit):
   New Common Stock, $1.00 par value, 30,000,000 shares authorized,
     10,000,000 shares issued and outstanding                             10,000              -
   New Preferred Stock, $1.00 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                               -              -
   Old common stock                                                            -              1
   Old treasury stock                                                          -           (156)
   Capital in excess of par value                                        144,000              -
   Accumulated deficit                                                   (80,592)      (824,184)
                                                                    ------------   ------------
     Total stockholders' equity (deficit)                                 73,408       (824,339)
                                                                    ------------   ------------
                                                                    $  1,243,680   $  1,394,756
                                                                    ------------   ------------
                                                                    ------------   ------------


    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Successor
                                                              Company         Predecessor Company
                                                            ------------   ---------------------------
                                                              29 Weeks       11 Weeks      40 Weeks
                                                                Ended         Ended          Ended
                                                              January 6,     June 17,      January 7,
                                                                1996           1995           1995
                                                            ------------   ------------   ------------
OPERATING ACTIVITIES:

 Net (loss) income                                          $  (80,592)    $  825,449     $ (113,965)
 Adjustments to reconcile net (loss) income to
   net cash provided by (used for) operating
   activities before reorganization items paid:
    Depreciation and amortization                               40,504         17,215         67,224
    Amortization of excess reorganization value                 59,405              -              -
    Deferred taxes                                             (12,787)             -              -
    Noncash interest                                            14,595          1,126         35,068
    Extraordinary gain on debt discharge                             -       (854,785)             -
 Net changes in assets and liabilities:
   Receivables                                                 (10,865)         1,769         16,421
   Inventories                                                  11,489         12,946         18,392
   Accounts payable and accrued liabilities                    (17,720)       (34,928)        25,638
   Other current assets                                         (1,102)         2,776            579
   Other                                                        (3,176)         4,493          1,660
                                                            ------------   ------------   ------------
 Net cash (used for) provided by operating
   activities before reorganization items paid                    (249)       (23,939)        51,017
     Reorganization items paid                                 (19,609)        (4,913)             -
                                                            ------------   ------------   ------------
 Net cash (used for) provided by operating
   activities                                                  (19,858)       (28,852)        51,017
                                                            ------------   ------------   ------------
INVESTMENT ACTIVITIES:
  Capital expenditures                                         (27,304)        (3,301)       (56,777)
  Disposals of property                                              -          5,452          2,016
                                                            ------------   ------------   ------------
 Net cash (used for) provided by investment
   activities                                                  (27,304)         2,151        (54,761)
                                                            ------------   ------------   ------------
FINANCING ACTIVITIES:
  Proceeds from New Bank agreement                                   -        104,144              -
  Net proceeds from long-term debt                              18,089              -         10,000
  Payment of Old Bank debt                                           -        (93,144)             -
  Obligations under capital leases discharged                   (4,155)        (1,707)        (6,532)
  Loan placement fees                                                -         (3,125)             -
  Retirement of long-term debt                                    (585)          (239)          (718)
                                                            ------------   ------------   ------------
 Net cash provided by financing activities                      13,349          5,929          2,750
                                                            ------------   ------------   ------------
Decrease in cash and temporary investments                     (33,813)       (20,772)          (994)
Cash and temporary investments at beginning of
 period                                                         68,651         89,423         44,294
                                                            ------------   ------------   ------------
Cash and temporary investments at end of period             $   34,838     $   68,651     $   43,300
                                                            ------------   ------------   ------------
                                                            ------------   ------------   ------------
Supplemental disclosure of cash flow information:
  Interest payments                                         $   15,169     $    9,515     $   84,226
  Capital lease obligations incurred                             1,168         20,072         28,838
  Accrued dividends on old preferred stock                           -              -         18,173


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

     As of the Effective Date, three other series of long-term debt having an aggregate principal amount of $566,150,000 (the "Subordinated Notes") and the old capital stock of Grand Union were deemed cancelled and each holder of Subordinated Notes became entitled to receive its pro rata share of an aggregate of 10,000,000 shares of New Common Stock issued pursuant to the Plan. Interest expense was not accrued on the Subordinated Notes subsequent to the Filing Date. Accordingly, interest expense for the 11 weeks ended June 17, 1995 excludes contractual interest expense of $9,294,000.

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

NOTE  3 - FRESH-START REPORTING

     As of the Effective Date, the Company adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under The Bankruptcy Code" ("Fresh-Start Reporting"). In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods presented prior to the Effective Date have been designated "Predecessor Company" and the periods subsequent to the Effective Date have been designated "Successor Company". For financial reporting purposes, the Company accounted for the consummation of the Plan effective June 17, 1995. In accordance with Fresh-Start Reporting, the Company valued its assets and liabilities at fair values and eliminated its retained earnings at the Effective Date. The reorganization value of the Company was determined utilizing several methods which yielded similar results including (a) the trading value of the Company's New Common Stock for a representative number of days subsequent to the Effective Date and the fair value of the Company's obligations as of the Effective Date, (b) discounted cash flows and (c) a multiple of adjusted trailing year operating cash flow. The total reorganization value as of the Effective Date was determined to be $1,334,000,000 which was $532,574,000 in excess of the aggregate fair value of the Company's tangible and identified intangible assets. Such excess, net of accumulated amortization of $59,405,000, is classified as "Excess reorganization value, net" in the accompanying consolidated balance sheet and is being amortized on a straight-line basis over a five-year period.

     The components of reorganization items included as unusual items in the consolidated statement of operations for the 11 weeks ended June 17, 1995 are as follows (in thousands):

Fresh-Start Reporting
   Establish excess reorganization value                                         $ 532,574
   Eliminate existing goodwill                                                    (540,434)
   Revalue property, net                                                            40,633
   Establish deferred tax asset                                                     24,497
   Revalue pension assets and liabilities and postretirement obligations           (23,653)
   Record lease rejection liability                                                (19,734)
   Provide for warehouse closing                                                   (10,450)
   Eliminate LIFO inventory reserve                                                  7,757
   Provide for other reorganization liabilities                                     (5,400)
   Record liability for fair value of interest rate protection agreement            (3,500)
   Other                                                                            (1,905)
                                                                                 ---------
       Total Fresh-Start                                                               385
Professional fees incurred in connection with the reorganization                   (20,000)
Interest earned on accumulated cash resulting from the Chapter 11 proceedings          988
                                                                                 ---------
       Total reorganization items                                                $ (18,627)
                                                                                 ---------
                                                                                 ---------

      During the 12 weeks ended January 7, 1995, the Company recorded $1,882,000 of professional fees and expenses incurred in connection with the restructuring of its debt.

    As a result of the debt restructuring, the Company recorded an extraordinary gain on debt discharge as follows (in thousands):

      Elimination of Old Debt, deferred financing fees and
       accrued interest discharged                                   $1,589,506
      Issuance of New Senior Notes                                     (580,721)
      Issuance of New Common Stock                                     (154,000)
                                                                     ----------
            Extraordinary gain on debt discharge                     $  854,785
                                                                     ----------
                                                                     ----------

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

NOTE 4 - UNUSUAL ITEMS

     Unusual items consist of the following (in thousands):

                                                Successor Company                    Predecessor Company
                                           ---------------------------   -------------------------------------------
                                             12 Weeks       29 Weeks      11 Weeks         12 Weeks       40 Weeks
                                              Ended           Ended         Ended            Ended          Ended
                                             January 6,     January 6,     June 17,        January 7,    January 7,
                                               1996           1996           1995            1995           1995
                                           ------------   ------------   ------------    -----------     -----------
Provision for warehouse closures           $     15,000   $     15,000   $          -    $         -     $        -
Charges relating to voluntary
  resignation incentive programs                      -          4,500              -              -              -
Reorganization items (See Note 3)                     -              -         18,627          1,882          1,882
Provision for store closures                          -              -              -         10,630         10,630
                                           ------------   ------------   ------------    -----------     -----------
                                           $     15,000   $     19,500   $     18,627    $    12,512     $   12,512
                                           ------------   ------------   ------------    -----------     -----------
                                           ------------   ------------   ------------    -----------     -----------


     During the third quarter of Fiscal 1996, the Company reached a decision to outsource the distribution of grocery and perishable products to its metropolitan New York stores. Accordingly, the Company recorded a provision relating to the closure of its Mt. Kisco and Carlstadt warehouses totaling $15,000,000 consisting of severance, pension withdrawal liability, security and other expenses directly related to the closing of the warehouses.

     During the second quarter of Fiscal 1996, the Company established a provision of $4,500,000 relating to voluntary resignation incentive programs under which certain classes of store employees accepted monetary incentives to voluntarily resign from their positions.

     During the third quarter of Fiscal 1995, the Company established a provision for store closings, net of a non-recurring item. The provision included a charge of $14,630,000 relating to the closure of sixteen stores principally consisting of the remaining net book value of store fixed assets, store closing costs and estimated carrying costs through expected dates of disposition. Additionally, the Company realized $4,000,000 of proceeds from the termination of a warehouse sublease.

NOTE 5 - EQUITY COMPENSATION PLANS

     During the third quarter of Fiscal 1996, the Board of Directors of the Company adopted The Grand Union Company 1995 Equity Incentive Plan ("Employee Plan"), which provides for the issuance of up to 950,000 options to purchase shares of the Company's common stock, and The Grand Union Company 1995 Non-Employee Directors' Stock Option Plan ("Directors' Plan"), which provides for the issuance of up to 50,000 options to purchase shares of the Company's common stock. Both Plans are subject to stockholder approval and will be administered by a committee of the Board of Directors.

     During the third quarter of Fiscal 1996, options to purchase 210,680 and 25,000 shares were granted under the Employee Plan and Directors' Plan, respectively. Options granted under the Employee Plan and Directors' Plan were at prices of $6.625 and $5.75, respectively, which was the fair market value on the grant dates. All options expire in December, 2005, and no options may be exercised prior to approval by the Shareholders.

NOTE 6 - INCOME TAXES

     The Company recorded an income tax benefit of $7,840,000 and $13,212,000 for the 12 and 29 week periods ended January 6, 1996, respectively. Operating loss carryforwards of the Predecessor Company have been offset by taxable gains realized on the debt discharged in connection with the Plan. There are no remaining operating loss or credit carryforwards of the Predecessor Company and there was no change in the tax basis of the Company's assets as of the Effective Date.

NOTE 7 - EARNINGS PER SHARE

     Earnings per share for the 12 and 29 week periods ended January 6, 1996 has been calculated on the basis of 10,000,000 shares outstanding. Warrants were excluded from the calculation because their inclusion would be anti-dilutive. Earnings (loss) per common share data is not meaningful for periods prior to June 17, 1995 due to the significant change in the capital structure of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL:

     As discussed in Note 2 to the accompanying Consolidated Financial Statements of Grand Union, the Company emerged from its Chapter 11 proceedings effective June 15, 1995. For financial reporting purposes, the Company accounted for the consummation of the Plan effective June 17, 1995. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code", the Company has applied Fresh-Start Reporting as of the Effective Date which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods prior to the Effective Date have been designated "Predecessor Company" and the periods subsequent to the Effective Date have been designated "Successor Company". For purposes of the discussion of Results of Operations for the 40 weeks ended January 6, 1996, the results of the Predecessor Company and Successor Company have been combined.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data reflecting the combination discussed above (in millions):

                                                    12 Weeks Ended                40 Weeks Ended
                                                ----------------------       -----------------------
                                                Jan. 6,        Jan. 7,        Jan. 6,        Jan. 7,
                                                 1996           1995           1996           1995
                                                ----------------------       -----------------------
Sales                                           $ 543.6        $ 563.3       $1,787.9       $1,867.6
Gross profit                                      166.9          154.5          546.4          556.2
Operating and administrative expenses             136.0          132.9          439.0          436.3
Depreciation and amortization                      16.5           21.2           57.7           67.2
Amortization of excess reorganization value        24.6              -           59.4              -
Unusual items                                      15.0           12.5           38.1           12.5
Interest expense, net                              23.5           47.4           75.3          154.2
Income tax benefit                                  7.8              -           13.2              -
Extraordinary gain on debt discharge                  -              -          854.8              -
Net (loss) income                                 (41.0)         (59.5)         744.9         (114.0)
EBITDA                                             15.8            9.1           69.3          107.4
Adjusted EBITDA                                    31.1           21.8          108.4          120.7
LIFO provision                                      0.3            0.2            1.0            0.8
Sales percentage decrease                          3.5%           3.5%           4.3%           1.9%
Gross profit as a percentage of sales              30.7           27.4           30.6           29.8
Operating and administrative
  expenses as a percentage of sales                25.0           23.6           24.6           23.4
EBITDA as a percentage of sales                     2.9            1.6            3.9            5.8
Adjusted EBITDA as a percentage of sales            5.7            3.9            6.1            6.5

     Sales for the 12 and 40 weeks ended January 6, 1996 decreased $19.7 million and $79.8 million, or 3.5% and 4.3%, as compared to the 12 and 40 week periods ended January 7, 1995, respectively. The sales decline for each of the 12 and 40 week periods was comprised of 3.4% and 4.1% from the sale or closure of 24 stores last year which were not replaced and 1.3% and 1.2% from decreased same store sales, offset by 1.2% and 1.0% from increases relating to incremental new stores. Same store sales comparisons were negatively influenced by (a) the Company's own strong promotional programs during last year's second and third quarters, and (b) the temporary effects of the Company's previously announced decision to close two distribution centers servicing its Metropolitan New York area stores. Same store sales were positively influenced by (a) the Northern Region marketing program, which includes both lower everyday shelf prices and stronger sales promotion programs, begun on a limited basis last year and fully implemented on May 1, 1995, (b) additional marketing and store service programs introduced in the second quarter of this year in the metropolitan Albany, NY and Bergen County, NJ areas which particularly emphasize the Company's strengths in perishable merchandising and (c) the severe snowstorms which struck the New York metropolitan area in late December and early January. Additionally, the 40 week period was positively influenced by the timing of the pre-Easter holiday shopping period which was included in this year's first quarter but not in last year's first quarter.

     Gross profit, as a percentage of sales, was 30.7% and 30.6% for the 12 and 40 week periods ended January 6, 1996, compared to 27.4% and 29.8% for the comparable periods of the prior year. Gross profit percentages were impacted favorably by (a) the savings generated by the closing of the Company's Northern Region Distribution Center and contracting with a wholesaler to perform all functions associated with the supply of product to the Northern Region stores, and (b) the restoration this year of vendor promotional allowances and other vendor support which were not available to the Company last year subsequent to the Company's announcement on November 29, 1994 that it would pursue a capital restructuring, and, unfavorably by reduced margins associated with the Northern Region marketing program. In addition, gross profit was impacted for the 40 weeks ended January 6, 1996 by bankruptcy related items including the Company's inability to be fully invested in forward buy inventory throughout most of last year's fourth quarter, which negatively impacted gross margin in the first quarter, and by lower vendor promotional allowances in the early part of the first quarter. Both the 12 and 40 week periods benefited by proportionately greater sales of higher margin produce and service department products.

     Operating and administrative expenses, as a percentage of sales, were 25.0% and 24.6% for the 12 and 40 week periods ended January 6, 1996, compared to 23.6% and 23.4% for the comparable periods of the prior year. The increased rate in both periods resulted from increases as a percentage of sales in (a) store labor relating to the Company's metropolitan Albany, NY and Bergen County, NJ marketing and store service programs, offset by the benefits of the Company's special voluntary resignation incentive programs completed during the second quarter, (b) advertising expense, principally to support the marketing programs,
(c) occupancy costs, and (d) wrapping supply expense.

     Depreciation and amortization totaled $16.5 million and $57.7 million for the 12 and 40 week periods ended January 6, 1996 compared to $21.2 million and $67.2 million for the comparable periods of the prior year. The decrease principally results from the absence of amortization of goodwill after the Effective Date.

     The excess reorganization value is being amortized over a five-year life.

     During the 11 week period ended July 17, 1995, the Company recorded $18.6 million of reorganization expenses which includes professional fees, Fresh-Start Reporting adjustments and interest income on accumulated cash resulting from the Chapter 11 proceedings.

     Interest expense totaled $23.5 million and $75.3 million for the 12 and 40 week periods ended January 6, 1996, compared with $47.4 million and $154.2 million for the comparable periods of the prior year. The decline in interest is principally related to the cessation of interest accruals on a significant portion of the Company's debt during the bankruptcy proceedings and the decreased level of debt of the Successor Company.

     The Company recorded an income tax benefit of $7.8 million and $13.2 million during the 12 and 40 weeks ended January 6, 1996, representing federal and state income taxes. Operating loss carryforwards of the Predecessor Company have been offset by taxable gains realized on the debt discharged in connection with the Plan. There are no remaining operating loss or credit carryforwards of the Predecessor Company and there was no change in the tax basis of the Company's assets as of the Effective Date.

     In connection with the Company's emergence from Chapter 11, the Company recognized an extraordinary gain of $854.8 million related to the discharge of debt.

     EBITDA totaled $15.8 million, or 2.9% of sales, and $69.3 million, or 3.9% of sales, for the 12 and 40 week periods ended January 6, 1996, compared to $9.1 million, or 1.6% of sales, and $107.4 million, or 5.8% of sales, for the comparable periods of the prior year. Adjusted EBITDA totaled $31.1 million, or 5.7% of sales, and $108.4 million, or 6.1% of sales, for the 12 and 40 week periods ended January 6, 1996, respectively, compared to $21.8 million, or 3.9% of sales, and $120.7 million, or 6.5% of sales, for the comparable period of the prior year.

     EBITDA is defined as earnings before income tax benefit, interest expense, extraordinary gain on debt discharge, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before LIFO provision and unusual items. The Company believes that both EBITDA and Adjusted EBITDA are useful supplemental disclosures but recognizes that both EBITDA and Adjusted EBITDA are not substitutes for earnings or cash flow data required by generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

     The following table combines the cash flows of the Predecessor Company and the Successor Company for the 40 weeks ended January 6, 1996. Resources used to finance significant expenditures for the 40 weeks ended January 6, 1996 and January 7, 1995 are as follows:

                                                           40 Weeks Ended
                                                        -----------------------
                                                        January 6,    January 7,
                                                          1996          1995
                                                        ---------     ---------
                                                             (in millions)
Resources used for:
  Debt and capital lease repayments                     $    99.8     $     7.3
  Capital expenditures                                       30.6          56.8
  Loan placement fees                                         3.1             -
                                                        ---------     ---------
                                                        $   133.5     $    64.1
                                                        ---------     ---------
                                                        ---------     ---------
Financed by:
  Proceeds from New Bank agreement                      $   122.2     $       -
  Operating activities, including cash and temporary
   investments                                                5.8          52.1
  Property disposals                                          5.5           2.0
  Net proceeds from long-term debt                              -          10.0
                                                        ---------     ---------
                                                        $   133.5     $    64.1
                                                        ---------     ---------
                                                        ---------     ---------

    During the 40 weeks ended January 6, 1996, funds for debt and capital lease repayments (primarily the repayment of obligations outstanding under the Old Bank agreement), capital expenditures, and loan placement fees were principally obtained from cash provided by the New Bank Facility ($104.1 million from the New Term Loan and $18.0 million from the New Revolver - see Note 2). During the 40 weeks ended January 7, 1995, funds for capital expenditures and debt and capital lease repayments were principally obtained from cash provided by operating activities and from $10 million borrowed under the revolving credit facility.

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

     In the second quarter of Fiscal 1996, the Company terminated a joint buying arrangement with the Penn Traffic Company ("Penn Traffic") for health and beauty care and general merchandise products. Under the termination agreement, the Company repurchased approximately $11 million of inventory which had previously been owned by Penn Traffic.

     Late in the third quarter and early in the fourth quarter of Fiscal 1996, the Company entered into two supply agreements with C&S Wholesale Grocers, Inc. ("C&S"), supplementing a third agreement entered into with C&S as of June 15, 1995. Under the three C&S agreements, C&S will stock and distribute to all Grand Union stores substantially all of the merchandise formerly owned and warehoused by Grand Union. Under two of the agreements, C&S will stock and supply grocery and perishable products from its own warehouses. Under the most recent agreement, C&S will stock and supply health and beauty care and general merchandise products from the Company's Montgomery, New York warehouse. As a result of the three agreements with C&S, the Company's liquidity is expected to increase by approximately $10 million.

     As a result of the transactions with C&S, the Company sought and has obtained from its banks a waiver and amendment to the revolving credit agreement. The waiver and amendment relieves the Company from the agreement's EBITDA requirements to the extent of (a) $15 million in charges relating to the closure of certain warehouse operations and (b) a provision, to be recorded in the fourth quarter of the current year, related to the centralization of regional operations. The waiver and amendment also provides relief from other technical requirements related to the two most recent C&S transactions.

     The Company continues to be highly leveraged. Interest payments during the 40 weeks ended January 6, 1996 totaled approximately $25 million and are expected to total approximately $69 million for the current fiscal year ($100 million on an annualized basis). Capital expenditures, including capitalized leases other than real estate leases, totaled approximately $31 million for the 40 weeks ended January 6, 1996 and are expected to total $45 to $50 million for the current fiscal year. Capital expenditures for the current fiscal year will be related to new, enlarged or remodeled stores, store systems and maintenance capital. Bankruptcy related obligations, principally lease rejection liabilities, totaling $4 million (included in accounts payable and accrued liabilities at January 6, 1996) are expected to be paid during the remainder of the current fiscal year. There are no significant scheduled debt principal repayments prior to June, 2000. The Company plans to finance its working capital, interest expense and capital expenditure requirements from operations, from its revolving credit facility and, to a limited extent, from equipment leases or purchase money mortgages. The Company's ability to fund the payment of interest and other obligations when due is dependent on cash generated from its operations, net of cash capital expenditures. The Company's ability to complete its planned capital expenditure program is dependent on its operating performance.

     As of January 6, 1996, the Company had $18 million of borrowings and approximately $43 million of letters of credit outstanding under its $100 million revolving credit facility.

PART II - OTHER INFORMATION

ITEM 6.

(a)  Exhibits

     EXHIBIT NUMBER


          10.1      The Grand Union Company 1995 Equity Incentive Plan.

          10.2      The Grand Union Company 1995 Non-Employee Director's Stock
                     Option Plan.

          10.3      Supply and Distribution Agreement between The Grand Union
                     Company and C&S Wholesalers, dated June 15, 1995.

          10.4      First Amendment to the Supply and Distribution Agreement
                     between The Grand Union Company and C&S Wholesalers, dated June 15, 1995.

          10.5      Supply and Distribution Agreement between The Grand Union
                     Company and C&S Wholesalers, dated January 2, 1996.

          27.1      Financial Data Schedule.


There were no reports on Form 8-K during the period.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  THE GRAND UNION COMPANY
                                                  -----------------------
                                                        (Registrant)

Date:  February 20, 1996                            /s/ Kenneth R, Baum
       -----------------                     ----------------------------------
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