Form 10-Q/A
period 1996-01-06
GRAND UNION CO /DE/
filed 1996-05-06
CIK 316236

                                   FORM 10-QA


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

                                 Yes  X  No
                                     ---    ---

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes  X  No
                                     ---    ---

     As of May 6, 1996, there were issued and outstanding 10,000,000 shares, par value $1.00 per share, of the Registrant's common stock.

PART II - OTHER INFORMATION

ITEM 6.

(a) Exhibits

    Exhibit Number
    --------------



          10.1      The Grand Union Company 1995 Equity Incentive Plan.

          10.2      The Grand Union Company 1995 Non-Employee Directors' Stock
                         Option Plan.

          10.3*     Supply and Distribution Agreement between The Grand Union
                         Company and C&S Wholesalers, dated June 15, 1995.

          10.4*     First Amendment to the Supply and Distribution Agreement
                         between The Grand Union Company and C&S Wholesalers, dated June 15, 1995.

          10.5*     Supply and Distribution Agreement between The Grand Union
                         Company and C&S Wholesalers, dated January 2, 1996.

          27.1      Financial Data Schedule.

* Confidential treatment

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

                                        THE GRAND UNION COMPANY
                                        -----------------------
                                             (Registrant)


Date: May 6, 1996                            /s/ Kenneth R. Baum
                                       -----------------------------------
                                             Kenneth R. Baum
                                        Senior Vice President, Chief Financial
                                        Officer and Secretary (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)