Form 10-K405
period 1996-03-30
GRAND UNION CO /DE/
filed 1996-06-27
CIK 316236

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-K



ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 1996
                         ---------------

Commission File Number 0-26602
                      --------

                               THE GRAND UNION COMPANY
                               -----------------------
                (Exact name of registrant as specified in its charter)


              Delaware                           22-1518276
- -------------------------------------       ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



201 Willowbrook Boulevard, Wayne, New Jersey               07470-0966
- --------------------------------------------  --------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code         201-890-6000
                                                           ------------

Securities registered pursuant to Section 12 (b) of the Act:

           TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------         ----------------------------------------

Common Stock, Par Value $1.00            National Market System of NASD
- -----------------------------         ---------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:    None
                                                             ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
Yes X         No
    ------       -------


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]



The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 19, 1996 is $40,226,000. For the purpose of this calculation, all members of the Board of Directors and all stockholders with sole or shared voting power over 10% or more of the Company's common stock are presumed to be affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X      No
                         ----        ----

As of June 19, 1996 there were issued and outstanding 10,000,000 shares, par value $1.00 per share, of the Registrant's Common Stock.

Documents Incorporated by Reference:  None

                               THE GRAND UNION COMPANY


PART I

ITEM 1. BUSINESS

GENERAL
    The Grand Union Company, a Delaware corporation ("Grand Union" or the "Company"), currently operates 229 retail food stores under the "Grand Union" name in six northeastern states. Through June 15, 1995, Grand Union's common stock was wholly owned by Grand Union Capital Corporation ("Capital"), a wholly-owned subsidiary of Grand Union Holdings Corporation ("Holdings"). On November 29, 1994, Grand Union announced that it intended to develop a capital restructuring plan with certain of its lenders. On January 25, 1995, the Company filed a voluntary petition for relief under chapter 11 ("Chapter 11") of Title 11 of the United States Code (the "Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Bankruptcy Court confirmed the Second Amended Chapter 11 Plan of The Grand Union Company, dated as of April 19, 1995 (as confirmed, the "Plan"), on May 31, 1995, and the Company emerged from Chapter 11 on June 15, 1995 (the "Effective Date")(See "Item 1 - Business - Recent History" and "Item 3 - Legal Proceedings"). Grand Union's common stock is now listed on the NASDAQ Stock Market under the symbol GUCO. Upon confirmation of the Plan, a new Board of Directors was elected
(See "Item 10 - Directors and Executive Officers of the Registrant").

BUSINESS STRATEGY
    During the past year, the Company has developed a strategic operating plan which incorporates a number of initiatives which it believes will build on its current strengths and respond to challenges. The significant elements of these initiatives, many of which have been introduced during the 52 weeks ended March 30, 1996 ("Fiscal 1996") include the following:

    PRICE IMAGE. Grand Union is taking steps to enhance its price image. The Company's "More Lower Prices" campaign, in which the Company matches the shelf prices of the perceived low price leader in each of its markets, was introduced in May 1995 in certain of the Company's markets and was extended to all areas by May 1996. Newspaper, television and radio advertising has been used to support this initiative. Additionally, the Company has remained competitive with its competition on weekly promotional features. During Fiscal 1996, the Company increased its selection of private label items, which are comparable in quality to national brands but offered at lower prices.

    SUPERIOR PRODUCE DEPARTMENTS. Grand Union is building on its already high quality produce departments by further emphasizing convenience items such as salad bars, melon bars, platters and fruit baskets. Quality of produce is emphasized through offering locally grown products and fresh juice and by focusing customers' attention on Grand Union's unique five point inspection program. The Company also offers a full assortment of organically grown produce, which is of increasing importance to a segment of the Company's customers. Produce is displayed and advertised within the store to communicate the quality and extent of the produce selection.

     BEST TAKE-OUT RESTAURANT IN TOWN. The Company believes there is an increasing demand for convenience oriented products. To capitalize on its slogan as 'The Best Take-Out Restaurant in Town' and its already well-developed food preparation skills, the Company is expanding areas such as self-service meals, hot foods, soups and sandwiches, platters in various departments, holiday dinner programs, oven ready meats and seafood and fried fish.

     LABOR EFFECTIVENESS. The Company is addressing store labor levels in view of the increased preparation time necessary to carry out the objectives discussed above in its service departments. Additionally, the Company believes there are increased sales opportunities available by maintaining an in-stock position at all times, providing a clean and safe shopping environment and providing quick, convenient service in each department and at the front end.

     CATEGORY MANAGEMENT. Strategies are being designed by product category to continually define the appropriate mix of superior products, exceptional values, routine needs and convenience items which will maximize sales and profits.

     LOW COST OPERATOR. The Company intends to seek opportunities to reduce operating costs consistent with its overall objective of providing a high level of customer service. During Fiscal 1996, the Company took several steps to fulfill this objective. The Company re-evaluated the method in which it distributed product to its stores, resulting in a decision to close its warehouses and enter into agreements with a wholesaler, thereby lowering the Company's distribution costs (See "Item 1-Business-Distribution and Supply and Management Information Systems"). During Fiscal 1996, the Company completed store voluntary resignation incentive programs which resulted in a reduction of the Company's average hourly pay. In March 1996, the Company completed an organizational restructuring which will enable it to more effectively manage its business at a reduced cost.

     PROTOTYPE STORE FORMAT. Grand Union has developed a prototype for existing stores called MASTERS (Maximize All Space, Totally Expand the Right Stuff) which is designed to significantly increase the number and variety of product offerings. Two stores have been renovated using this format during Fiscal 1996.

STORE FORMATS
    Grand Union's store sizes and formats vary depending upon the demographics and competitive conditions in each location, as well as the availability of real estate. Grand Union supermarkets offer a wide selection of national brand and private label grocery and general merchandise products as well as high-quality perishables and service departments. The majority of the Company's sales are generated from stores which also contain a number of high margin specialty and service areas for such goods as imported and domestic produce, salads, hot and cold prepared foods, seafood and fresh-baked goods. Select stores feature in-store kitchens and pharmacies. Liquor, beer and wine departments are included in many locations, subject to the limitations of state and local law. Grand Union's supermarkets range in size from 14,000 to 64,000 square feet and newly constructed stores are typically in excess of 40,000 square feet.

SELECTED DATA
    The table below sets forth certain statistical information with respect to Grand Union retail stores for the periods indicated.

                                                          Fiscal  Fiscal  Fiscal
                                                           1996    1995    1994
                                                          ------  ------  ------
Number of stores (at end of period)                          229     231     254
Total selling square feet at end of period (in thousands)  4,305   4,276   4,532
Average sales per selling square foot per week            $10.28  $10.29  $10.76

SUMMARY OF OPERATIONS

    Grand Union currently operates 229 stores including 84 stores in northeastern New York, 40 stores in Vermont, 43 stores in central and northern New Jersey, 28 stores in Westchester, Orange, Rockland, Dutchess and Putnam Counties of New York, 14 stores on Long Island, New York, and 12 stores in Fairfield County, Connecticut. The Company also has a limited presence in New Hampshire (3 stores), New York City (3 stores) and Pennsylvania (2 stores).

    In upstate New York, Grand Union generally operates in small cities and rural communities. Commercial development in upstate New York has been and continues to be constrained by zoning and environmental restrictions, particularly in areas regulated by the Adirondack Park Commission.

    In the more urban Albany, New York metropolitan area, Grand Union's competitors, including Golub Corporation ("Price Chopper") and Hannaford Brothers, Inc. ("Hannaford"), have opened a number of new stores in the last five years. Such newly opened stores are generally larger and more modern than the Company's stores in the relevant markets. During the 52 weeks ended April 1, 1995 ("Fiscal 1995"), the Company closed 7 stores in the Albany area.

    In the Mid-Hudson Valley area of New York, the Company's principal competitors are Big V Supermarkets Inc. (a member of the Wakefern ("ShopRite") cooperative), Price Chopper, Hannaford and The Great Atlantic & Pacific Tea Company, Inc. ("A&P"). Weak economic conditions in the Mid-Hudson Valley area have been accompanied by a number of competitive openings in recent years.

    In Vermont, Grand Union's principal competitors are Price Chopper, Hannaford and A&P. The competitive environment in Vermont evolves very slowly due to zoning and environmental regulations in the state which restrict commercial development (including supermarkets).

    A number of stores in the Adirondack and Vermont areas are in resort areas and generally experience significant increases in sales in the summer months and in some cases during the winter ski season.

    In New Jersey, the Company competes primarily against Pathmark Stores, Inc. ("Pathmark"), A&P, Edwards Supermarkets, Inc. ("Edwards"), ShopRite and various supermarkets supplied by the Twin County ("Foodtown") cooperative. In Westchester, Orange, Rockland, Dutchess and Putnam Counties in New York, the Company generally competes with A&P, Edwards and ShopRite. On Long Island, the Company's principal competitors are A&P/Waldbaums, Pathmark, King Kullen Grocery Co., Inc. and the Stop & Shop Company ("Stop & Shop"). Grand Union's main competitors in Fairfield County, Connecticut are Stop & Shop and A&P. These stores serve densely populated communities with demographics particularly well-suited for store formats emphasizing specialty departments. Accordingly, the sales mix in these stores includes a larger percentage of higher margin perishable department items. In addition, the high population density as well as the geographic concentration of stores provide substantial opportunities to achieve additional economies of scale, particularly in advertising.

CAPITAL INVESTMENT
    The Company's capital spending is primarily directed towards renovating and upgrading the existing Grand Union store base and opening new and replacement stores in existing marketing areas. Capital expenditures, including capitalized leases other than real estate leases, for Fiscal 1996 and Fiscal 1995 were approximately $46,000,000 and $71,000,000, respectively.

    During the most recent fiscal year, the Company implemented on a test basis its MASTERS program, designed to enhance the sales potential of the Company's existing stores, through targeted capital expenditures, enhanced displays, and an increase in the number and variety of product offerings and customer services.

DISTRIBUTION AND SUPPLY AND MANAGEMENT INFORMATION SYSTEMS
    DISTRIBUTION AND SUPPLY.   On June 15, 1995, January 2, 1996 and January
21, 1996, the Company entered into supply and distribution agreements with C&S Wholesale Grocers, Inc. ("C&S"), under which C&S stocks and distributes to all Grand Union stores substantially all of the merchandise formerly owned and warehoused by Grand Union. Under two of the agreements, C&S stocks and supplies grocery and perishable products from its own warehouses. Under the most recent agreement, C&S stocks and supplies health and beauty care and general merchandise products from the Company's Montgomery, New York warehouse. As in prior years, Grand Union also utilizes a frozen food distribution facility operated by a third party. Management believes that the agreements with C&S enhance the Company's ability to offer consistently fresh and high quality products to its customers at a reduced distribution cost.

    From September 1993 until September 1995, Grand Union and the Penn Traffic Company ("Penn Traffic")were parties to a combined purchasing and distribution agreement relating to general merchandise and health and beauty care products. In September 1995, upon termination of the agreement, Grand Union purchased from Penn Traffic $12,821,000 of merchandise which had been owned by Penn Traffic under the joint buying arrangement. In February 1996, in connection with the agreement discussed above, C&S purchased $10,000,000 of general merchandise and health and beauty care products stored at the Company's Montgomery, New York warehouse.

    Prior to the commencement of distribution by C&S, the Company operated five distribution centers, aggregating approximately 2.1 million square feet. Grand Union also leased space in three additional storage facilities and, from time to time, utilized limited space in several other facilities.

    Prior to the agreements with C&S, products sold, including private label products, were purchased through a large group of unaffiliated suppliers.

    MANAGEMENT INFORMATION SYSTEMS. Financial, purchasing and operating system requirements are supported through a central computer system located in Wayne, New Jersey. Grand Union currently utilizes scanning systems in 183 stores (representing approximately 91% of total sales) and intends to continue to invest in scanning and other store systems in the future where such systems are economically justified.

    COMMISSARY. Grand Union operates a 20,000 square foot commissary located in Newburgh, New York, in which high quality cooked meat products, salads, salad ingredients and soups are prepared for sale in the Company's delicatessen departments.

EMPLOYEES
    As of March 30, 1996, Grand Union had approximately 15,000 employees, of whom approximately 66% were employed on a part-time basis. Approximately 45% of Grand Union's employees are covered by collective bargaining agreements negotiated with 10 local unions. As of March 30, 1996, substantially all of the employees covered by these collective bargaining agreements are employed at store locations.

    The Company, as a result of a major organizational change, closed its Northern Region office located in Colonie, New York in March, 1996. As a result, a number of employees were relocated to the Corporate offices and approximately 50 employees were terminated. The Company provided for severance payments based on the employee's position with the Company and length of service.

    Approximately 238 and 206 warehouse employees and transportation workers, respectively, represented by the International Brotherhood of Teamsters were terminated in connection with the closing of the Carlstadt, New Jersey and Mt. Kisco, New York warehouses on or about March 1, 1996 and approximately 188 employees represented by the Independent Warehouse Employees Association and 148 employees represented by the Independent Transportation Workers Association were terminated in connection with the closing of the Waterford, New York warehouse on or around July 31, 1995. The Company reached a settlement with the unions which provided for additional severance payments for members in consideration of the resolution of various legal claims asserted by the collective bargaining units.

    The Company entered into a new labor agreement on June 7, 1995 with United Food and Commercial Workers, Local 1262 ("Local 1262"). The agreement, which expires March 13, 1999, covers approximately 1,900 clerks working in 33 Grand Union stores located in New York City, Long Island and Westchester, Putnam and Dutchess Counties in New York. The Company also entered into a new labor agreement with Teamsters Local #445 on November 27, 1995 which expires on December 4, 1999, covering approximately 120 warehouse employees at the Company's Montgomery, New York distribution center. The Company also negotiated a labor agreement with UFCW Local #342-50 in November 1995 which expires on October 23, 1999 and covers approximately 300 non-managerial, meat department employees in the Company's Long Island, New York stores. The Company's other labor agreements have expiration dates ranging from March 1997 through March 1999.

    The Company believes that its relationship with its employees is generally satisfactory.

TRADE NAMES, SERVICE MARKS AND TRADEMARKS

    Grand Union owns and actively uses over 20 trade names, service marks and trademarks (collectively, "Marks"). Among these Marks are the name "Grand Union"-Registered Trademark-, the symbol of a red dot, both of which are material to the Company's business, and the words "Grand Premium"-Registered Trademark-, "Grand Classics" -Registered Trademark-, "Big Gold Top"-Registered Trademark-, "Holland Hall"-Registered Trademark-, and "Red Dot Special"-Registered Trademark-, all of which are significant to the Company's business. The Company also has common law rights in, has filed for, or intends to file for various other Marks.

COMPETITION
    The food retailing business is highly competitive. The Company competes with numerous national, regional and local supermarket chains. The Company also competes with convenience stores, stores owned and operated or otherwise affiliated with large food wholesalers, unaffiliated independent food stores, warehouse/merchandise clubs, discount drugstore chains and discount general merchandise chains. Some of the Company's competitors have greater financial resources than the Company and could use those resources to take steps which would adversely affect the Company's competitive position. (See also "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".)

RECENT HISTORY
    CHAPTER 11 REORGANIZATION
    On November 29, 1994, Grand Union announced that it intended to develop a capital restructuring plan with certain of its lenders. On January 25, 1995, in connection with an agreement reached with its bank lenders and with members of informal committees of certain holders of Grand Union notes, the Company filed a voluntary petition for relief under Chapter 11 of the Code in Bankruptcy Court. The Bankruptcy Court confirmed the Second Amended Chapter 11 Plan of The Grand Union Company, dated as of April 19, 1995, on May 31, 1995, and the Company emerged from Chapter 11 on June 15, 1995. Significant provisions of the Plan included:

    1. Payment in full of all allowed administrative claims and all allowed general unsecured and priority claims.

    2. Payment in full of obligations under the Company's existing bank credit agreement (the "Bank Credit Agreement"), including principal and accrued interest. Concurrently, the Company entered into an Amended and Restated Credit Agreement (the "New Bank Facility"), providing for a five-year revolving credit facility of $100,000,000 and a seven-year term loan facility of $104,144,371, secured by a lien on substantially all of the assets of Grand Union and its subsidiaries.

    3. Cancellation of obligations under the Company's 11.375% Senior Notes due 1999 and 11.25% Senior Notes due 2000 (collectively, the "Senior Notes"), which had an aggregate principal amount of $525,000,000 plus accrued interest, in exchange for the issuance of $595,421,000 aggregate principal amount of new 12% senior notes due 2004 and cash payments of $54,922 for fractional amounts to the holders of the Senior Notes.

    4. Cancellation of obligations under the Company's 12.25% Senior Subordinated Notes due 2002, 12.25% Senior Subordinated Notes due 2002, Series A and 13% Senior Subordinated Notes due 1998 (collectively, the "Subordinated Notes"), which had an aggregate principal amount of $566,150,000, in exchange for issuance to each holder of Subordinated Notes its pro rata share of an aggregate of 10,000,000 shares of new common stock (the "New Common Stock").

    5. Issuance of warrants, which expire June 15, 2000, to purchase an aggregate of 900,000 shares of New Common Stock to holders of 15% Senior Zero Coupon Notes due 2004 and 16.5% Senior Subordinated Zero Coupon Notes due 2007 (collectively, the "Capital Notes") pursuant to the terms of a settlement reached among the Company, its then indirect parent companies, the Official Committee of Unsecured Creditors of its then parent company and certain holders of Capital Notes. The warrants are comprised of 300,000 Series 1 Warrants to purchase shares of New Common Stock at a purchase price of $30 per share and 600,000 Series 2 Warrants to purchase shares of New Common Stock at a purchase price of $42 per share.

    The Plan made no provision for the holders of the remaining long-term debt, redeemable preferred stock, common stock or warrants to purchase common shares of the Company's then indirect parent.

    OCTOBER 1993 ACQUISITION
    On October 18, 1993, the Company acquired five supermarket locations on Long Island for cash consideration of $18,300,000, of which $6,000,000 was allocated to property, equipment and leasehold improvements, $10,100,000 was allocated to goodwill and $2,200,000 was for store inventory. The acquisition was financed through the application of a portion of the proceeds of the sale to institutional investors of $50,000,000 principal amount of Series A 12.25% Subordinated Notes.

    SALE OF THE SOUTHERN REGION
    On March 29, 1993, Grand Union sold 48 of its 51 Southern Region stores to A&P. The three remaining Southern Region stores were closed and subleased. Grand Union received net cash proceeds of approximately $25,000,000 and was relieved of approximately $4,500,000 of capital lease obligations.

    THE 1992 RECAPITALIZATION
    On July 22, 1992, Holdings, Capital and Grand Union completed a recapitalization (the "1992 Recapitalization"). In connection with the 1992 Recapitalization, Holdings, through Capital and Grand Union, entered into the Bank Credit Agreement providing for a $210,000,000 term loan facility (the "Term Loan") and a $100,000,000 revolving credit facility (the "Revolving Credit Facility"), issued $350,000,000 principal amount of Grand Union 11.25% Senior Notes and $500,000,000 principal amount of Grand Union 12.25% Subordinated Notes, and sold $343,000,000 principal amount of Capital Senior Zero Notes and $745,000,000 principal amount of Capital Subordinated Zero Notes, together with warrants to purchase at a nominal price approximately 19.9% of the common stock of Holdings on a fully diluted basis, for aggregate gross proceeds of approximately $200,000,000. The 1992 Recapitalization also included the sale to institutional investors of approximately 28.4% of the common stock of Holdings on a fully diluted basis for approximately $25,000,000. The proceeds were used to retire substantially all of the debt of Holdings, GU Acquisition Corporation ("GUAC"), a wholly owned subsidiary of Holdings, and Grand Union as well as to repurchase the shares and option to purchase shares owned by Salomon Brothers Holding Company Inc., certain warrants held by the parties to the term loan and revolving credit facility existing prior to the 1992 Recapitalization and approximately 3.4% of the common stock of Holdings held by Grand Union management. At the time of the 1992 Recapitalization, GUAC and its wholly owned subsidiary, Cavenham Holdings Inc., the former parent of Grand Union, were merged into Grand Union and Grand Union became a wholly owned subsidiary of Capital.

    On January 28, 1993, Grand Union sold $175,000,000 principal amount of
11.375% Senior Notes in a private placement.   Net proceeds of the sale of the
11.375% Senior Notes were used to repay $142,000,000 of indebtedness under the Term Loan and the remainder was used to repay indebtedness under the Revolving Credit Facility. An additional $20,856,000 of the Term Loan was repaid from the proceeds of the sale of the Southern Region on March 29, 1993. All of such repaid indebtedness under the Term Loan and under the Revolving Credit Facility had been incurred in connection with the 1992 Recapitalization.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
    Grand Union has no significant foreign operations or export sales.

ITEM 2. PROPERTIES

    Grand Union conducts its operations primarily in leased stores and offices. The following table indicates the location and number of stores as of March 30, 1996.


                               Number of
    Locations                    Stores
    ---------                    ------

    New York                      129
    New Jersey                     43
    Vermont                        40
    Connecticut                    12
    New Hampshire                   3
    Pennsylvania                    2
                                  ---
    Total                         229
                                  ---
                                  ---

    As of March 30, 1996, Grand Union owns 13 and leases 216 of its store sites pursuant to commercial leases. Management believes that none of such leases is individually material to Grand Union. Most of these leases contain several renewal options. Nine store leases which do not contain renewal options will expire over the next five years and management anticipates that it will be able to renegotiate favorable lease terms for most of these locations, if so desired.

    Grand Union currently operates one distribution center in Montgomery, New York which is leased and a commissary, which is housed in a building owned by Grand Union on a ground-leased site in Newburgh, New York. Grand Union owns a 66,160 square foot site which was part of its Carlstadt, New Jersey Grocery Distribution Center and a 101,000 square foot facility in Waverly, New York. Grand Union's lease on its distribution center has 33 years remaining, including options. See Note 10 to the Consolidated Financial Statements, Property Leases, for information on leases and annual rents.

ITEM 3. LEGAL PROCEEDINGS

    CHAPTER 11 PROCEEDINGS. Reference is made to "Item 1. Business - Recent History" for information regarding the Company's Chapter 11 proceedings. One proceeding challenging the order confirming the Plan is pending. The Company does not believe that this proceeding will result in any modification or revocation of the order.

    ENVIRONMENTAL - CONNECTICUT. Soil and ground-water contamination has been detected at a shopping center owned by Grand Union which is located in Connecticut. The Company is investigating whether such contamination was caused by improper disposal of perchloroethylene wastes by a dry cleaner previously operating at this location or by an off-site source. Grand Union has undertaken, under approval by the Connecticut Department of Environmental Protection, a proposal for a remedial investigation designed to identify the sources of such soil and ground-water contamination and to determine the length, depth and breadth of the contamination on and off-site. Sampling analyses for the ground-water at the shopping center and for drinking water in private residences located in the immediately surrounding area confirm that the source of the on-site contamination, in part, is an off-site shopping center and a gasoline station located nearby. A Remedial Action and Investigation Report was submitted to the Connecticut Department of Environmental Protection on May 21, 1993. The Company is awaiting a response from the Connecticut Department of Environmental Protection.

    The Company's potential responsibility does not arise from any aspect of its operation of a supermarket at the shopping center but from the actions of a former tenant. Any contamination caused on-site by a source located off-site would be the responsibility of another party. The Company believes that the current intention of the Connecticut Department of Environmental Protection is to seek reimbursement of past costs and clean-up costs from some or all of these other parties. The Company is unable to determine the amount of its potential liability arising from the on-site contamination, but does not believe, based upon the results of investigations made to date, that the amount of potential liability is likely to be materially adverse to the Company's financial condition. Management presently estimates, based upon investigations made by the Company's environmental consultant to date, that such liability should not exceed $2,000,000. Investigations are continuing, and there can be no assurance that the amount of such liability will not exceed $2,000,000.

    ENVIRONMENTAL - NEW YORK. In 1991, Grand Union's landlord brought an action against Grand Union, two other tenants at the Apple Valley Shopping Center in LaGrange, New York, and a supplier of hazardous substances to one of the tenants, seeking approximately $1,600,000 in response costs within the meaning of the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and consequential damages (pursuant to the court's supplemental jurisdiction). The plaintiff claims that Grand Union and other tenants discharged hazardous substances from their premises which caused the plaintiff to incur response costs. The gravamen of the plaintiff's claim is that Grand Union placed household cleaning products containing volatile organic substances in a compactor situated at the rear of its premises and that such substances were released into the environment. Grand Union believes that the evidence will not support the allegation and is vigorously defending the matter. In connection with the Company's Chapter 11 proceedings, the plaintiff filed a proof of claim in the amount of $4,389,518. The U.S. Environmental Protection Agency carried out a removal action at this site and recently notified the Company that it was a potentially responsible party within the meaning of
Section 107(a) of CERCLA. The Company is unable to determine the amount of its potential liability arising from this matter, but does not believe that the amount of potential liability is likely to be materially adverse to the Company's financial condition.

    FTC ORDER. At the time of the acquisition of Grand Union by Holdings in July 1989, Grand Union and P&C Foods, then a subsidiary and currently a division of Penn Traffic, operated stores in some of the same geographic areas in Vermont and upstate New York. In order to satisfy the concerns of federal antitrust authorities arising therefrom in connection with the acquisition of Grand Union by Holdings, prior to consummation thereof MTH Holdings, Inc. ("MTH Holdings"), which indirectly controlled Grand Union and Penn Traffic, an affiliate of Miller Tabak Hirsch + Co., a New York Limited Partnership, and GUAC entered into an Agreement to Hold Separate with Salomon Inc. and the Federal Trade Commission ("FTC") and an Agreement Containing Consent Order (the "Order") with the FTC, which Order was subsequently modified on February 16, 1996 (collectively, the "FTC Agreements").

    The FTC Agreements required the divestiture by MTH Holdings and/or Grand Union (including in each case their respective subsidiaries and affiliates) of sixteen stores located in Vermont and upstate New York. Such divestitures were completed on July 30, 1990. Thirteen of the sixteen stores divested were P&C Foods stores and three of the sixteen stores divested were Grand Union stores. In a related transaction, Grand Union and P&C Foods entered into an operating agreement (the "Operating Agreement"), pursuant to which Grand Union acquired the right to operate P&C Foods' thirteen remaining stores in New England under the Grand Union name until July 2000, for an average annual rent of approximately $10,700,000 with an option to extend the term of such operation for an additional five years. Grand Union paid P&C Foods $7,500,000 for an option to purchase the stores at an amount defined in the Operating Agreement. Pursuant to the terms of the Operating Agreement, the 1992 Recapitalization triggered a $15,000,000 prepayment obligation to P&C Foods. The Operating Agreement was assumed during the Chapter 11 case and will continue on its then current terms.

    The FTC Agreements also provide, among other things, that MTH Holdings and Grand Union (including in each case their respective subsidiaries and affiliates) shall not acquire, for a period of ten years, any retail grocery stores in Vermont and certain specified counties in New York without the prior notification to the FTC.

    As required by the FTC Agreements, following commencement of the Chapter 11 proceedings, Grand Union notified the FTC that a change of control of the Company would occur upon completion of the reorganization. The Agreement to Hold Separate was, by its terms, applicable only until certain stores identified therein could be divested. All required divestitures have occurred and, as of the Effective Date, there is no longer any control affiliation between Penn Traffic and Grand Union, which may in the future be direct competitors in certain market areas. The consummation of the Plan did not result in any change in the applicability of the FTC Agreements.

    OTHER PROCEEDINGS. The Company is also subject to certain other legal proceedings and claims arising in connection with its business. It is management's opinion that the ultimate resolution of such claims will not have a material adverse effect on the Company's consolidated results of operations or its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

    The New Common Stock of the Company is listed on the NASDAQ Stock Market under the symbol GUCO. At the close of business on March 30, 1996, there were 10,000,000 shares of New Common Stock, $1.00 par value outstanding and entitled to vote. There are approximately 2,600 holders of record as of June 19, 1996.

    The quarterly market value of the Company's stock is discussed in Note 17 to the Consolidated Financial Statements.

    No cash dividends were declared or paid during each of the three fiscal years ended March 30, 1996. Payment of dividends to holders of New Common Stock is restricted by Grand Union's New Bank Facility and by the terms of the New Senior Notes.

ITEM 6. SELECTED FINANCIAL DATA

    As discussed in Item 1, the Company emerged from its Chapter 11 proceedings effective June 15, 1995 (the "Effective Date"). For financial reporting purposes, the Company accounted for the consummation of the Plan effective June 17, 1995. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code", the Company has applied Fresh-Start Reporting as of the Effective Date which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods prior to the Effective Date have been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company". All information is derived from the consolidated financial statements of the Company. This information should be read in conjunction with the historical financial statements of the Company, including the notes thereto, included elsewhere herein. The financial statements prior to the Effective Date reflect the accounts of Holdings pushed down to the accounts of Grand Union. All dollars are in millions, except per share data.




                                                Successor
                                                 Company                                 Predecessor Company
                                                 -------------------------------------------------------------------------------
                                                 41 Weeks     11 Weeks       52 Weeks      52 Weeks        53 Weeks   52 Weeks
                                                  Ended         Ended          Ended         Ended          Ended      Ended
                                                 March 30,     June 17,       April 1,      April 2,       April 3,   March 28,
                                                  1996           1995          1995           1994           1993        1992
                                                  ----           ----          ----           ----           ----        ----
STATEMENT OF OPERATIONS:
  Sales                                        $  1,819.9     $  487.9      $  2,391.7    $   2,477.3    $  2,834.0    $ 2,968.5
  Gross profit                                      569.9        143.8           708.3          731.7         822.3        820.5
  Operating and administrative expenses             453.7        117.5           571.6          552.5         627.0        622.3
  Depreciation and amortization                     143.8         17.2            87.1           78.6          80.6         78.7
  Unusual items                                      22.0         18.6            27.4            4.5         201.5           --
  Interest expense                                   79.2         19.8           182.0          183.8         174.5        172.0
  Loss before income taxes, extraordinary
      items and cumulative effect of
      accounting change                             128.8         29.3           159.8           87.6         261.2         52.5
  Income tax (benefit) provision                    (18.9)          --              --             --           4.5         12.5
  Extraordinary items                                  --        854.8              --             --         (47.7)          --
  Cumulative effect of accounting change               --           --              --           30.3            --           --
  Net income (loss)                                (109.9)       825.5          (159.8)        (118.0)       (313.4)       (65.1)
  Net loss per share (7)                            10.99           --              --             --            --           --
  Ratio of earnings to fixed charges (1)               --           --              --             --            --           --
  Deficiency in earnings available to
    cover fixed  charges                            128.8         29.3           159.8           87.6         261.2         52.5
  BALANCE SHEET DATA:
  Total assets                                  $ 1,178.2           (6)     $  1,394.8    $   1,394.2     $ 1,418.2    $ 1,536.8
  Total debt and capital lease obligations (2)      875.1           (6)        1,614.9        1,532.2       1,402.5      1,251.1
  Redeemable stock (2)                                 --           (6)          174.2          154.7         139.8        128.9
  Nonredeemable stock and stockholders'
   equity (deficit)                                  44.1           (6)         (824.3)        (644.8)       (510.3)      (190.8)
  OPERATING AND OTHER DATA:
  EBITDA (3)                                     $   94.2     $     7.7     $   109.3     $     144.4     $   (53.9)   $   198.2
  Adjusted EBITDA (4)                               117.7          26.6         135.6           180.1         196.7        196.3
  EBITDA as a percentage of sales                     5.2%          1.6%          4.6%            5.8%        (1.9)%         6.7%
  Adjusted EBITDA as a percentage of sales            6.5%          5.5%          5.7%            7.3%         6.9 %         6.6%
  Capital expenditures (5)                       $   43.0     $     3.0     $    70.8     $      86.2     $    66.2    $    34.6
  LIFO provision (credit)                             1.5            .3          (1.1)            0.9           1.4         (1.9)
  Number of stores at year end                        229           N/A           231             254           250          304


(1) The ratio of earnings to fixed charges is computed by dividing (i) earnings before income taxes, extraordinary items, the cumulative effect of accounting change and fixed charges by (ii) fixed charges. Fixed charges consist of total interest expense plus the estimated interest component of operating leases. No ratio is indicated where the ratio is less than one.
(2) Amounts as of April 1, 1995 are classified in the Consolidated Balance Sheet as Liabilities Subject to Compromise.
(3) Earnings before interest expense, depreciation, amortization and income taxes.
(4) Earnings before interest expense, depreciation, amortization, LIFO provision, unusual items, extraordinary items, cumulative effect of accounting change and income taxes.
(5) Includes capitalized leases other than real estate capitalized leases.
(6) Balance sheet data is not applicable at this date.
(7) Loss per share data is not meaningful for periods prior to the Effective Date due to the significant changes in the capital structure of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:
    As discussed in Item 1, the Company emerged from its Chapter 11 proceedings effective June 15, 1995 (the "Effective Date"). For financial reporting purposes, the Company accounted for the consummation of the Plan effective June 17, 1995. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code", the Company has applied Fresh-Start Reporting as of the Effective Date which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods prior to the Effective Date have been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company". For purposes of the discussion of Results of Operations for the 52 weeks ended March 30, 1996, and Liquidity and Capital Resources, the results of the Predecessor Company and Successor Company have been combined.

RESULTS OF OPERATIONS
    The following table sets forth certain statement of operations data reflecting the combination discussed above (all dollars in millions):

                                              Fiscal       Fiscal    Fiscal
                                               1996         1995      1994
                                               ----         ----      ----

Sales                                       $ 2,307.8   $ 2,391.7  $ 2,477.3
Gross profit                                    713.7       708.3      731.7
Operating and administrative expenses           571.2       571.6      552.5
Depreciation and amortization                    77.1        87.1       78.6
Amortization of excess reorganization value      84.0          --         --
Unusual items                                    40.6        27.4        4.5
Interest expense                                 99.0       182.0      183.8
Income tax benefit                               18.9          --         --
Extraordinary credit                            854.8          --         --
Cumulative effect of accounting change             --          --       30.3
Net income (loss)                               715.6      (159.8)    (118.0)
EBITDA                                          101.9       109.3      144.4
Adjusted EBITDA                                 144.3       135.6      180.1
LIFO provision (income)                           1.8        (1.1)       0.9

Sales percentage increase (decrease) (a)         (3.5)%      (3.5)%     (3.3)%
Gross profit as a percentage of sales            30.9        29.6       29.5
Operating and administrative expenses
  as a percentage of sales                       24.7        23.9       22.3
EBITDA as a percentage of sales                   4.4         4.6        5.8
Adjusted EBITDA as a percentage of sales          6.3         5.7        7.3


(a) Fiscal 1994 decrease excludes the Southern Region (12.6% decrease including the Southern Region).

    Sales for Fiscal 1996 decreased $83.9 million or 3.5% compared to Fiscal 1995. The sales decline in Fiscal 1996 was a result of the sale or closure of 24 stores during Fiscal 1995 which were not replaced and from same store sales decreases, partially offset by sales of incremental new stores. Same store sales (sales of stores which were operated during the comparable periods of both fiscal years including stores replaced during the year) declined .9% for the year. Same store sales changes, by quarter for Fiscal 1996, beginning with the first quarter, were 0.1%, (2.8)%, (1.3)% and 0.4%. Same store sales comparisons were negatively influenced by the Company's strong promotional programs during the second and third quarters of Fiscal 1995, and the effects of closing two distribution centers servicing its metropolitan New York area stores. Same store sales were positively influenced by the positive impact of the "More Lower Prices" price repositioning program implemented in most of the Company's stores during the year, by additional marketing and store service programs introduced in the second quarter of this year in the metropolitan Albany, New York and Bergen County, New Jersey areas and by the severe snowstorms which struck the New York metropolitan area in late
December and early January. During Fiscal 1996, the Company opened two incremental new stores and two replacement stores and completed three enlargements and four major renovations.

    Sales for Fiscal 1995 decreased $85.6 million or 3.5% as compared to Fiscal 1994. The sales decrease in Fiscal 1995 resulted from the sale or closure of 24 stores which were not replaced, 20 of which were sold or closed in the third and fourth quarters of the year in connection with the Company's restructuring, partially offset by sales from incremental new stores. Same store sales declined 4.8% in Fiscal 1995. Same store sales decreases resulted from the effect of competitive openings in Fiscal 1995 and Fiscal 1994, weak economic conditions, particularly in upstate New York and Vermont, an increased emphasis on value-oriented products and the effect of publicity surrounding the Company's Chapter 11 proceedings (see "Liquidity and Capital Resources"). Sales declines were partially offset by the effect of replacement stores, enlargements and renovations in Fiscal 1995 and Fiscal 1994. Sales comparisons were also affected by the exclusion from Fiscal 1995 (and inclusion in Fiscal 1994) of the holiday shopping period preceding Easter and the effect of a 22 day work stoppage during Fiscal 1994 discussed below. During Fiscal 1995, the Company opened one incremental new store and four replacement stores, enlarged or renovated eight stores and closed or sold 28 stores (including replaced stores).

    Gross profit, as a percentage of sales, was 30.9% in Fiscal 1996, compared to 29.6% in Fiscal 1995. Gross profit percentages in Fiscal 1996 were impacted favorably by the savings generated by closing three distribution centers and entering into agreements with C&S Wholesale Grocers, Inc. ("C&S") to supply product to Grand Union's stores, and the restoration this year of vendor promotional allowances and other vendor support which were not available to the Company during the bankruptcy proceedings in Fiscal 1995. Gross margin was negatively affected by the "More Lower Prices" price repositioning program implemented in most of the Company's stores during Fiscal 1996.

    Gross profit, as a percentage of sales, was 29.6% in Fiscal 1995 compared to 29.5% in Fiscal 1994. The relatively flat level of gross profit, as a percentage of sales, reflects higher grocery margins and promotional allowance income in the first half of the year and income resulting from a liquidation of LIFO inventories, offset by the effects of promotional pricing programs begun during the second quarter in certain areas and by the effects of significantly reduced income from promotional allowances and forward buy inventory purchases, both directly related to the Company's announcement that it would seek a capital restructuring.

    Operating and administrative expenses, as a percentage of sales, were 24.7% during Fiscal 1996, compared to 23.9% during Fiscal 1995. Store labor increased, as a percentage of sales, as a result of the Company's metropolitan Albany, New York and Bergen County, New Jersey marketing and customer service programs, offset by the benefits of the Company's special voluntary resignation incentive programs completed during the second quarter. Advertising costs increased in Fiscal 1996 in connection with the "More Lower Prices" price repositioning program and the Albany and Bergen County marketing and customer service programs. Occupancy costs increased, as a percentage of sales, principally as a result of decreased sales in Fiscal 1996. Included in operating and administrative expenses were gains from the sale of stores totaling $5.4 million in Fiscal 1996 and $2.5 million in Fiscal 1995.

    Operating and administrative expenses, as a percentage of sales, were 23.9% in Fiscal 1995, compared to 22.3% in Fiscal 1994. The increase resulted primarily from increases, as a percentage of sales, in store labor and fringe costs and utilities expense, principally relating to the sales decline, and from increased insurance expense.

    The decrease in depreciation and amortization expense during Fiscal 1996 principally resulted from the absence of amortization of goodwill after the Effective Date. The increase in depreciation and amortization in Fiscal 1995 compared to Fiscal 1994 was attributable to the Company's higher level of capital expenditures in Fiscal 1995 and Fiscal 1994 as compared to prior years.

    In accordance with Fresh-Start Reporting, the Company valued its assets and liabilities at fair market values and eliminated its retained earnings at the Effective Date. The total reorganization value as of the Effective Date was determined to be $1,334.0 million which was $521.7 million in excess of the aggregated fair value of the Company's tangible and identified intangible assets. Such excess is being amortized on a straight-line basis over a five-year period. See Note 1 of the consolidated financial statements for a more comprehensive discussion.

     Unusual items in Fiscal 1996 consisted of (a) a $2.5 million organizational restructuring provision, (b) a $15.0 million provision related to the closure of the Company's two New York metropolitan area warehouses, (c) a $4.5 million provision relating to voluntary resignation incentive programs and
(d) $18.6 million of restructuring charges, incurred in connection with the Chapter 11 proceedings. Unusual items in Fiscal 1995 consisted of (a) a store closure provision which totaled $16.9 million offset by $4.0 million of proceeds from the termination of a warehouse sublease, (b) a charge of $3.7 million for an early retirement program offered to certain employees and (c) $10.8 million of restructuring charges incurred in connection with the Chapter 11 proceedings. The Fiscal 1994 unusual items related to charges for an early retirement program.

    Interest expense was substantially less in Fiscal 1996 compared to Fiscal 1995 as a result of the decreased level of debt of the Successor Company. As a result of the Chapter 11 proceedings, the Company did not accrue interest expense on its Subordinated Notes or on the debt of its then parent companies subsequent to January 25, 1995.

     The Company recorded an income tax benefit of $18.9 million during Fiscal 1996 consisting of federal and state income taxes. Operating loss and credit carryforwards of the Predecessor Company have been offset by taxable gains realized on the debt discharged in connection with the Plan. There are no remaining operating loss or credit carryforwards of the Predecessor Company and there was no change in the tax basis of the Company's assets as of the Effective Date. No income taxes were provided in either Fiscal 1995 or Fiscal 1994.

    During Fiscal 1996, in connection with the Company's emergence from Chapter 11, the Company recorded an extraordinary gain on debt discharge of $854.8 million.

    The Company believes that both EBITDA and Adjusted EBITDA, which are disclosed in the above table, are useful supplemental disclosures for the investment community. However, EBITDA and Adjusted EBITDA should not be construed as substitutes for earnings or cash flow data required by generally accepted accounting principles. EBITDA is defined as earnings before income taxes, interest expense, extraordinary gain on debt discharge, cumulative effect of an accounting change, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before LIFO provision and unusual items.

LIQUIDITY AND CAPITAL RESOURCES
    The Company continues to be highly leveraged. Interest payments during Fiscal 1996 totaled approximately $67 million (approximately $100 million on an annualized basis). Capital expenditures, including capitalized leases other than real estate leases, totaled approximately $46 million in Fiscal 1996 and are expected to total $40-$50 million in Fiscal 1997. Capital expenditures during Fiscal 1996 related to new, enlarged or remodeled stores, store systems and maintenance capital. Fiscal 1997 capital expenditures will also principally be dedicated to new and replacement stores, remodels, store systems and maintenance capital. Bankruptcy related obligations, principally lease rejection liabilities, totaling $7 million (included in accounts payable and accrued liabilities at March 30, 1996) are expected to be paid during the next fiscal year. There are no significant scheduled debt principal repayments prior to June, 2000. The Company plans to finance its working capital, interest expense and capital expenditure requirements from operations, from its Amended and Restated Credit Agreement (the "New Bank Facility"), and, to a limited extent, from equipment leases or purchase money mortgages. The Company's ability to fund the payment of interest and other obligations when due is dependent on cash generated from its operations, net of cash capital expenditures. The Company's ability to complete its planned capital expenditure program is dependent on its operating performance.
During Fiscal 1996, the Company implemented certain price repositioning, marketing and customer service programs. The Company intends to extend these programs to additional stores in Fiscal 1997. Although these programs tend to adversely affect gross profit and operating expenses in periods in which they are made, and there is no assurance that such programs will lead to improved sales and profits over the long term, Grand Union believes that they are necessary in order to improve future sales and profits.

    During Fiscal 1996, the Company obtained from its banks a waiver and amendment to the New Bank Facility. The waiver and amendment relieves the Company from the agreement's EBITDA requirements to the extent of (a) $15 million in charges relating to the closure of warehouse operations and (b) a $2.5 million organizational restructuring provision. The waiver and amendment also provides relief from other technical requirements related to the two most recent C&S agreements. As of March 30, 1996, the Company is in compliance with the covenants of its debt instruments, as amended.

    As of March 30, 1996, the Company had $33.0 million of borrowings and approximately $43.9 million of letters of credit outstanding under its $100 million revolving credit facility.

    During the fourth quarter of Fiscal 1996, the Company entered into an agreement with an investment banking financial advisor to assist the Company in actively seeking additional sources of capital to fund an expanded capital expenditure program. There is no assurance that the Company will secure additional capital.

    Significant expenditures and resources used to finance such expenditures for the three fiscal years ended March 30, 1996 are reflected in the following table (in millions):



                                                                          Fiscal         Fiscal          Fiscal
                                                                           1996           1995            1994
                                                                          -------        -------        --------
Resources used:
  Debt and capital lease repayments                                       $ 102.0        $  11.3        $    8.7
  Capital expenditures                                                       43.7           63.0            81.0
  Loan placement fees                                                         3.1             --             1.8
  Other                                                                        --             --              .2
                                                                          -------        -------        --------
                                                                          $ 148.8        $  74.3        $   91.7
                                                                          -------        -------        --------
                                                                          -------        -------        --------
Financed by:
  Proceeds from New Bank Facility                                         $ 137.2        $    --        $     --
  Property disposals                                                         11.0            2.1              .6
  Operating activities, including cash and temporary investments              0.6           43.2            13.4
  Debt incurred                                                                --           29.0            77.7
                                                                          -------        -------        --------
                                                                          $ 148.8        $  74.3        $   91.7
                                                                          -------        -------        --------
                                                                          -------        -------        --------




    During Fiscal 1996, funds for debt and capital lease repayments (primarily the repayment of obligations outstanding under the Old Bank Credit Agreement), capital expenditures and loan placement fees were principally obtained from cash provided by the New Bank Facility ($104.1 million from a seven-year term loan facility and $33 million from a $100 million five-year revolving credit facility).

    During Fiscal 1995 and Fiscal 1994, cash requirements were principally obtained from borrowings and from cash provided by operating activities. Borrowings included $29 million in Fiscal 1995 and $25 million in Fiscal 1994 under the Revolving Credit Facility. Additionally, Fiscal 1994 borrowings included proceeds from the sale of $50 million principal amount of Series A 12.25% Subordinated Notes. Debt repayments for Fiscal 1995 and Fiscal 1994 consisted of scheduled repayments of capital leases and various mortgages.

     From September 1993 until September 1995, Grand Union and the Penn Traffic Company ("Penn Traffic") were parties to a combined purchasing and distribution agreement relating to general merchandise and health and beauty care products. In September 1995, Grand Union purchased from Penn Traffic approximately $12.8 million of merchandise which had been owned by Penn Traffic under the joint buying arrangement. In February 1996, C&S purchased $10.0 million of general merchandise and beauty care products stored at the Company's Montgomery, New York warehouse.

    On June 15, 1995, January 2, 1996 and January 21, 1996, the Company entered into supply agreements with C&S, under which C&S will stock and distribute to all Grand Union stores substantially all of the merchandise formerly owned and warehoused by Grand Union. Under two of the agreements, C&S will stock and supply grocery and perishable products from its own warehouses. Under the most recent agreement, C&S will stock and supply health and beauty care and general merchandise products from the Company's Montgomery, New York warehouse. As a result of the three agreements with C&S, the Company's liquidity has increased by approximately $5 to $10 million.


    On November 29, 1994, Grand Union announced that it intended to develop a capital restructuring plan with certain of its lenders. On January 25, 1995, in connection with an agreement reached with its bank lenders and with members of informal committees of certain holders of Grand Union notes, the Company filed a voluntary petition for relief under chapter 11 ("Chapter 11") of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Bankruptcy Court confirmed the Second Amended Chapter 11 Plan of The Grand Union Company, dated as of April 19, 1995, on May 31, 1995, and the Company emerged from Chapter 11 on June 15, 1995. Significant provisions of the Plan included:


        1. Payment in full of all allowed administrative claims and all allowed general unsecured and priority claims.

        2. Payment in full of obligations under the Company's existing bank credit agreement, including principal and accrued interest. Concurrently, the Company entered into the New Bank Facility.

        3. Cancellation of obligations under the Company's 11.375% Senior Notes due 1999 and 11.25% Senior Notes due 2000 (collectively, the "Senior Notes"), which had an aggregate principal amount of $525,000,000 plus accrued interest, in exchange for the issuance of $595,421,000 aggregate principal amount of new 12% senior notes due 2004 and cash payments of $54,922 for fractional amounts to the holders of the Senior Notes.

        4. Cancellation of obligations under the Company's 12.25% Senior Subordinated Notes due 2002, 12.25% Senior Subordinated Notes due 2002, Series A and 13% Senior Subordinated Notes due 1998 (collectively, the "Subordinated Notes"), which had an aggregate principal amount of $566,150,000, in exchange for issuance to each holder of Subordinated Notes its pro rata share of an aggregate of 10,000,000 shares of new common stock (the "New Common Stock").

        5. Issuance of warrants, which expire June 15, 2000, to purchase an aggregate of 900,000 shares of New Common Stock to holders of 15% Senior Zero Coupon Notes due 2004 and 16.5% Senior Subordinated Zero Coupon Notes due 2007 (collectively, the "Capital Notes") pursuant to the terms of a settlement reached among the Company, its then indirect parent companies, the Official Committee of Unsecured Creditors of its then parent company and certain holders of Capital Notes. The warrants are comprised of 300,000 Series 1 Warrants to purchase shares of New Common Stock at a purchase price of $30 per share and 600,000 Series 2 Warrants to purchase shares of New Common Stock at a purchase price of $42 per share.

     The Plan made no provision for the holders of the remaining long-term debt, redeemable preferred stock, common stock or warrants to purchase common shares of the Company's then indirect parent.

IMPACT OF NEW ACCOUNTING STANDARDS

      In November 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), which establishes accounting standards for stock based employee compensation plans. SFAS No. 123 specifies a fair value based method of accounting for stock based compensation plans and encourages (but does not require) entities to adopt that method in place of the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees". The Company has not yet determined which method of accounting will be used or what impact the adoption of the accounting requirements of SFAS No. 123 might have on the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




INDEX TO FINANCIAL STATEMENTS:
Reports of Independent Accountants                                                                 F-1

Consolidated Statement of Operations for the 41 weeks ended March 30, 1996
(Successor Company), the 11 weeks ended June 17, 1995, the 52 weeks ended April 1, 1995
and the 52 weeks ended April 2, 1994 (Predecessor Company)                                         F-3

Consolidated Balance Sheet at March 30, 1996 (Successor Company) and April 1, 1995
(Predecessor Company)                                                                              F-4

Consolidated Statement of Cash Flows for the 41 weeks ended March
30, 1996 (Successor Company), the 11 weeks ended June 17, 1995, the 52 weeks ended April 1, 1995
and the 52 weeks ended April 2, 1994 (Predecessor Company)                                         F-5

Notes to Consolidated Financial Statements                                                         F-6


    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The names, ages and present principal occupations of the directors and executive officers of Grand Union as of June 1, 1996, are as set forth below.

    Name                     Age       Positions
    ----                     ---       ---------

    Roger E. Stangeland      66  Director and Chairman
    Joseph J. McCaig         51  Director, President and Chief Executive
                                  Officer
    William A. Louttit       49  Director, Executive Vice President and Chief
                                  Operating Officer
    Darrell W. Stine         58  Executive Vice President - Operations
    Kenneth R. Baum          48  Senior Vice President, Chief Financial Officer
                                  and Secretary
    Gilbert C. Vuolo         52  Senior Vice President, Human Resources and
                                  Labor Relations
    Daniel E. Josephs        64  Director
    William G. Kagler        64  Director
    Douglas T. McClure, Jr.  43  Director
    David Y. Ying            41  Director

    MR. STANGELAND has been Chairman of the Board and a Director of Grand Union since June 15, 1995. Mr. Stangeland is a Director and Chairman Emeritus of The Vons Companies, Inc. ("Vons"), a large Southern California based grocery retailer. From 1985 until his retirement on May 3, 1995, he was Chairman of the Board of Vons. Mr. Stangeland is the immediate Past Chairman of the Board of the Food Marketing Institute, a national supermarket trade organization, and continues as a Director of that organization. He is also a Director of Quality Drug Corporation, a retail drug company.

    MR. McCAIG became President and Chief Executive Officer of Grand Union in July 1989. He served as President and Chief Operating Officer from 1981 until July 1989 and has been a Director of Grand Union since 1981. Mr. McCaig has been with the Company for 35 years.

    MR. LOUTTIT has been Executive Vice President and Chief Operating Officer of Grand Union since July 1989. He served as Executive Vice President in charge of Merchandising from 1984 until July 1989 and has been a Director of Grand Union since 1981. Mr. Louttit has been with the Company for 31 years.

    MR. STINE was appointed Executive Vice President of Grand Union in July 1994. He served as Senior Vice President with responsibility for the Company's New York Region from 1988 until July 1994. Mr. Stine has been with the Company for 42 years.

    MR. BAUM was appointed Senior Vice President, Chief Financial Officer and Secretary of Grand Union in July 1994. Mr. Baum served as Vice President and Controller from 1983 until July 1994 and as a Director of Grand Union from July 1994 until June 15, 1995. Mr. Baum has been with the Company for 14 years.

    MR. VUOLO was appointed Senior Vice President, Human Resources and Labor Relations, effective April 1, 1996. Prior to that, he served as Vice President, Human Resources and Labor Relations from 1989 to 1994. Mr. Vuolo has been with the Company for 34 years.

    MR. JOSEPHS is currently a self-employed consultant and has been a Director since June 15, 1995. Mr. Josephs served as Director, President and Chief Operating Officer of Dominick's Finer Foods, a supermarket chain based in the Chicago area, from 1985 until March 1995. Mr. Josephs is also a director of Great Lakes Real Estate Investment Trust, which acquires and manages small suburban office buildings.

    MR. KAGLER has been a Director since June 15, 1995. Mr. Kagler served Skyline Chili, Inc. as Chairman of the Executive Committee of the Board from November 1994 until November 1995, as Chairman of the Board and Chief Executive Officer from November 1993 until November 1994, and as President and Chief Executive Officer from November 1991 until November 1993. Prior thereto, he served as President of The Kroger Co., a Cincinnati based food retailer. He holds Directorships of The Fifth Third Bank, a bank, Union Central Life Insurance Co., an insurance company, and The Ryland Group Inc., a home builder and mortgage insurance firm.

    MR. McCLURE has been a Director since June 15, 1995. Mr. McClure is a managing director of the Private Merchant Banking Company, a position he has held since February 1996. From April 1992 until February 1994, he was a managing director of New Street Capital Corp., a merchant banking firm. From 1987 to April 1992, he was a managing director with the investment firm of Drexel Burnham Lambert. Mr. McClure is a Director of AMPEX Corporation, a manufacturer and distributor of recording products and systems, and of WestPoint Stevens Inc., a textile manufacturer.

    MR. YING has been a Director since June 15, 1995. Mr. Ying has been a managing director at Donaldson, Lufkin & Jenrette Securities Corporation since January 1993, and is the head of the firm's Restructuring Group. From January 1990 to January 1993, Mr. Ying was a managing director with the investment firm of Smith Barney.

    Executive officers of Grand Union are appointed and serve at the discretion of the Board of Directors. Each director of Grand Union is elected for a period of one year and will serve until his successor is duly elected and qualified.

    Prior to June 15, 1995, the Board of Directors of Grand Union consisted of Messrs. McCaig, Louttit, Baum, Gary D. Hirsch (Chairman) and Martin A. Fox.

    On January 25, 1995, the Company filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws. Messrs. McCaig, Louttit and Baum were also executive officers of the Company within two years prior to the date of such filing. Mr. McCaig was also a director of Grand Union Capital Corporation and Grand Union Holdings Corporation, both of which became subject to Chapter 11 proceedings on February 16, 1995. The current directors of Grand Union were selected by certain members of the Official Committee of Unsecured Creditors which was appointed by the United States Trustee for the District of Delaware, pursuant to the Chapter 11 proceedings discussed above.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own beneficially more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial stockholders are required by regulations promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of reporting forms furnished to the Company, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors, officers and any persons holding 10% or more of the Company's Common Stock with respect to the Company's fiscal year ended March 30, 1996, were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION
    The following table sets forth compensation paid or accrued by the Company to the Company's Chief Executive Officer, and the four other executive officers whose salary and bonus exceeded $100,000 for the fiscal year ended March 30, 1996 (collectively, the "Named Executive Officers"), for services rendered to the Company and its subsidiaries in all capacities during the three fiscal years ended March 30, 1996:


                                          SUMMARY COMPENSATION TABLE

                                                                             LONG TERM COMPENSATION AWARDS
                                                                             SECURITIES           ALL OTHER
    NAME AND                                       ANNUAL COMPENSATION       UNDERLYING         COMPENSATION
    PRINCIPAL POSITION                 YEAR      SALARY($)    BONUS($)(1)   OPTIONS/SARS (#)       ($)(2)
    ------------------                 ----      ---------    -----------   ----------------      --------

Joseph J. McCaig                       1996      454,310         90,000         47,800             181,786
   President and Chief                 1995      502,165         22,493             --             980,968
   Executive Officer                   1994      523,712        123,479             --              30,109

William A. Louttit                     1996      354,019         71,540         28,000              82,742
   Executive Vice President            1995      335,669         15,037             --             437,355
   and Chief Operating Officer         1994      349,731         66,392             --              14,038

Darrell W. Stine                       1996      281,142         56,780         19,000              40,070
   Executive Vice President -          1995      257,077         18,000             --             621,911
   Operations                          1994      251,134         17,446             --              14,535

Kenneth R. Baum                        1996      203,654         42,000         11,720               9,392
   Senior Vice President,              1995      152,769          7,154             --              31,691
   Chief Financial Officer             1994      143,715         20,603             --               4,739
   and Secretary

Gilbert C. Vuolo                       1996      145,792         29,440          6,560               4,244
   Senior Vice President, Human        1995      132,885          6,231             --               4,450
   Resources and Labor Relations       1994      121,399         23,906             --               3,553




_______________
The "Other Annual Compensation" column was omitted since the aggregate amount of perquisites and other personal benefits in respect of Fiscal 1996, Fiscal 1995 and Fiscal 1994 is less than the lower of $50,000 or 10% of the total annual salary and bonus reported for each of the named executive officers and no other compensation of the type required to be described in the "Other Annual Compensation" column was paid in Fiscal 1996, Fiscal 1995 or Fiscal 1994.

(1) Included in the bonus column for Fiscal 1994 are amounts paid during Fiscal 1995 for performance in Fiscal 1994, and included in the bonus column for Fiscal 1995 are amounts paid during Fiscal 1996 for performance in Fiscal 1995. All amounts included in the bonus column for Fiscal 1996 are retention payments paid for remaining in the Company's employ through the bankruptcy and the end of the current fiscal year.

(2) "All Other Compensation" includes the following: (i) contributions to the Company's Savings Plan under Section 401(k) made by the Company in Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively, for each of the named executive officers as follows: Mr. McCaig - $1,414, $1,455, and $2,964; Mr. Louttit - $1,526, $765, and $2,331; Mr. Stine - $1,563, $1,547, and $2,313; Mr. Baum -
$1,546, $1,525, and $1,650; and Mr. Vuolo - $1,516, $1,526, and $1,439; and (ii)
premium payments for life insurance made by the Company in Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively, for each of the named executive officers as follows: Mr. McCaig - $10,843, $31,090, and $27,145; Mr. Louttit - $4,795,
$10,013, and $11,707;  Mr. Stine - $7,795, $13,522, and $12,222; Mr. Baum -
$2,741, $3,302, and $3,089; and Mr. Vuolo -  $2,416, $2,612, and $1,802.  The
Fiscal 1996 and Fiscal 1995 amounts for Messrs. McCaig, Louttit, Stine and Baum also include the value of securities distributed from custodial accounts established pursuant to non-competition and confidentiality agreements entered into by Messrs. McCaig, Louttit, Stine and Baum in August 1993. Such amounts were distributed as a result of the Company's filing for bankruptcy in 1995, and offset the Company's obligations to such executives under Grand Union's Supplemental Retirement Program for Key Executives. Such distributions were made in Fiscal 1996 and Fiscal 1995, respectively, in the following amounts: Mr. McCaig - $169,217 and $948,423; Mr. Louttit - $76,109 and $426,577; Mr. Stine - $30,401 and $606,842; and Mr. Baum - $4,793 and $26,864.


                        OPTION/SAR GRANTS IN LAST FISCAL YEAR




                                                                         Potential Realizable Value at
                                                                              Assumed Annual Rates of
                                                                          Stock Price Appreciation for
                              Individual Grants                                  Option Term
- ---------------------------------------------------------------------------------------------------------
    (a)         (b)               (c)            (d)            (e)            (f)            (g)

              Number of      % of Total
              Securities     Options/SARs     Exercise
              Underlying      Granted to       Price or
            Options/SARs    Employees in      Base Price    Expiration
  Name        Granted         Fiscal Year       ($/Sh)         Date             5%($)         10%($)
- -----------  -------------   -------------     ----------   -----------         -------       ------
J. McCaig     47,800           22.69%            6.625     Dec 11, 2005        119,155        504,698
W. Louttit    28,000           13.29%            6.625     Dec 11, 2005        116,660        295,639
D. Stine      19,000            9.02%            6.625     Dec 11, 2005         79,162        200,612
K. Baum       11,720            5.56%            6.625     Dec 11, 2005         48,831        123,746
G. Vuolo       6,560            3.11%            6.625     Dec 11, 2005         27,332         69,264

                          Aggregate Increase for All Stockholders           41,664,269    105,585,438




                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION/SAR VALUES

                        Number of Securities             Value of
                       Underlying Unexercised     Unexercised In-the-Money
                      Options/SARs at FY-End (#)  Options/SARs at FY-End ($)

Name                 Exercisable  Unexercisable  Exercisable    Unexercisable
- ----                 -----------  -------------  -----------    -------------
J. McCaig               0              47,800         --             $ 0
W. Louttit              0              28,000         --               0
D. Stine                0              19,000         --               0
K. Baum                 0              11,720         --               0
G. Vuolo                0               6,560         --               0


                                  PENSION PLAN TABLE

         The table below shows, on a combined basis for the Grand Union Company Employees' Retirement Plan (the "Retirement Plan"), and The Grand Union Company Supplemental Retirement Program for Key Executives (the "Supplemental Plan"), the estimated annual benefit payable upon retirement to specified compensation and years of service classifications of 5, 10 and 15 or more years of service. The credited years of service under these Plans for Messrs. McCaig, Louttit, Stine, Baum and Vuolo are 22 years, 20 years, 28 years, 13 years and 22 years, respectively. The current base compensation set forth in "salary" column of the Summary Compensation Table does not differ substantially from covered compensation under these Plans. The retirement benefits shown are based upon retirement at age 62 and the payment of a single-life annuity to the employee.

                                   Years of Service
  Final Average      -------------------------------------------
   Compensation            5             10         15 or more
- ------------------     ----------   ----------      -----------

    $100,000            $21,667        $43,333        $65,000
     150,000             32,500         65,000         97,500
     200,000             43,333         86,667        130,000
     250,000             54,167        108,333        162,500
     300,000             65,000        130,000        195,000
     350,000             75,833        151,667        227,500
     400,000             86,667        173,333        260,000
     450,000             97,500        195,000        292,500
     500,000            108,333        216,667        325,000
     550,000            119,167        238,333        357,500
     600,000            130,000        260,000        390,000

    The benefits actually payable to an individual executive are reduced, in some cases substantially, through offsets for primary Social Security benefits and the actuarial equivalent of the value of securities received by those executives who received distributions from custodial accounts in 1995 and 1994. Below, for each named executive, is the total estimated offset amount in each case determined as a single life annuity payable beginning at age 62.

                             Estimated Annual
                          Payment Offset Amounts

                      Prior         Social         Total
                   Distributions   Security        Offset
                   -------------   --------       --------

    J. McCaig        $209,000      $17,000        $226,000
    W. Louttit        105,000       18,000         123,000
    D. Stine           77,000       14,000          91,000
    K. Baum             7,000       19,000          26,000
    G. Vuolo               --       17,000          17,000


                  THE GRAND UNION COMPANY EMPLOYEES' RETIREMENT PLAN

    The Retirement Plan is a tax-qualified, noncontributory retirement plan, providing retirement benefits for its eligible salaried and hourly non-union employees, union employees not covered by other pension plans, and all of its officers. Under the Retirement Plan, a participant's benefit is generally 1.5% of the average of his five consecutive years of highest compensation multiplied by years of service not in excess of 35 minus primary social security benefits. Benefits under the plan are paid under several alternatives, including monthly or lump sum payments at the employee's election. Benefits are normally payable at age 65, however, the plan provides for early retirement with reduced benefits commencing at age 55. The Internal Revenue Code places certain limits on pension benefits which may be paid under plans qualified under the Internal Revenue Code.

                   SUPPLEMENTAL RETIREMENT PLAN FOR KEY EXECUTIVES

    The Supplemental Plan is a non-qualified pension plan pursuant to which certain key employees of Grand Union and its affiliates ("Participants"), including Messrs. McCaig, Louttit, Stine, Baum and Vuolo, earn a supplemental pension in addition to the pension benefit to which they are entitled under the Retirement Plan. The pension benefit under the Supplemental Plan is calculated as an annual pension, payable monthly (i) if the Participant is not married on his retirement date, for the Participant's life, or (ii) if the Participant is married on his retirement date, the same amount as described in clause (i) for the duration of the Participant's life and thereafter 50% of such amount for the duration of the life of the Participant's surviving spouse. The amount of the annual pension payable upon retirement at age 62 or later is determined as the "target benefit" minus the "plan offsets". The "target benefit" is an annual pension equal to the product of 4-1/3% of the Participant's final year's base salary rate in effect immediately prior to his separation, multiplied by the Participant's number of years of credited service (up to 15 years) under the Supplemental Plan. "Plan offsets" for Participants retiring at age 62 or later are equal to the sum of the Participant's (i) primary Social Security benefits payable at the later of age 62 or the Participant's actual retirement age, (ii) benefits under the Retirement Plan payable at the later of age 62 or the Participant's actual retirement age in the form of a single life annuity, and
(iii) benefits, if any, payable from the qualified retirement plan(s) of the Participant's previous employer(s). Participants may also retire early (i) at or after attaining age 50 but prior to attaining age 55, with the consent of Grand Union (the consent requirement is waived for a Participant who becomes disabled or is involuntarily terminated other than for cause), or (ii) at or after age 55, without any requirement for consent by Grand Union. For Participants who retire early, the "target benefit" is reduced by 5% per year for each year the Participant is under age 62. Supplemental Plan benefits are payable in an actuarially determined single sum no later than 30 days following the Participant's date of retirement or other termination of employment. In general, no Supplemental Plan benefits will be paid to a Participant whose employment with Grand Union terminates prior to the Participant's attaining age
50. In May 1995, the Bankruptcy Court approved a modification to the Supplemental Plan which provides that (x) in the case of Joseph J. McCaig, final year's base salary shall be deemed to be an amount not less than $500,000 and
(y) notwithstanding the general requirement of the Supplemental Plan, benefits will not be paid to persons who retire prior to age 50, persons who were Participants in the Supplemental Plan prior to April 1, 1995 will be eligible for early retirement without forfeiture of benefits under the Supplemental Plan from and after age 47.

    In August 1993, in consideration of non-competition and confidentiality agreements entered into by certain executives of Grand Union, including Messrs. McCaig, Louttit, Stine and Baum, Grand Union agreed to transfer to a custodial account to be held by an independent custodian securities having a specified value intended to approximate the benefits payable to the specified executives under the Supplemental Plan (plus a reserve for claims and expenses of the custodian). Such securities were to have been transferred to the custodian over a four-year period. Pursuant to the terms of the agreements, the executives for whose benefit securities had been transferred to the custodian were entitled to receive a distribution of such securities upon Grand Union's filing of the Chapter 11 petition in January 1995. Accordingly, in February and September of 1995, securities having an aggregate value of approximately $1,855,576 (representing securities on deposit with the custodian as of the Filing Date plus interest thereon) were distributed to the executives entitled thereto. In addition, under a separate agreement entered into in 1994, Mr. Stine received a payment of $433,650, representing an advanced payment of a portion of the benefits to which he would be entitled had he retired under the SERP. The value of the securities so distributed to each executive reduced the future amounts payable to such executive pursuant to the Supplemental Plan. Upon distribution of the securities to the executives for whose benefit they were held, the custodial accounts were terminated.

COMPENSATION OF DIRECTORS

    Effective from June 15, 1995, each non-employee director other than Mr. Stangeland receives an annual fee of $25,000 for serving on the Board, and meeting fees of $1,500 for each Board meeting attended in person, $750 for each committee meeting attended in person and each telephonic Board meeting attended, and $375 for each telephonic committee meeting attended. In addition, the Chairman of the Audit Committee, Mr. Ying, and the Chairman of the Compensation Committee, Mr. Kagler, receive $500 for each Committee meeting they attend in person as Chairman and $250 for each telephonic committee meeting they attend as Chairman. Prior to June 15, 1995, the directors of Grand Union were not compensated for their services as such. Directors receive reimbursement of reasonable expenses incidental to attendance at meetings of the Board of Directors.

    Effective from January 1, 1996, Mr. Stangeland receives an annual retainer of $100,000 for serving as Chairman of the Board. In addition, Mr. Stangeland receives a $4,000 daily fee for days spent at the Company and when undertaking substantial travel on the Company's behalf. Mr. Stangeland absorbs incidental expenses incurred when working on the Company's behalf from his office in California. Mr. Stangeland was paid $204,000 in daily fees with respect to services performed during Fiscal 1996. Mr. Josephs and Mr. Kagler receive a $2,000 daily fee for activity on the Company's behalf which requires substantial travel. Mr. Josephs and Mr. Kagler received $11,000 and $9,000, respectively, with respect to services performed during Fiscal 1996.

    Each non-employee director also receives an automatic initial grant of options to purchase 5,000 shares of Common Stock, and additional grants to purchase 1,500 shares with each re-election by stockholders. All directors are reimbursed for expenses incurred on the Company's behalf.

                                   SEVERANCE POLICY

    In May 1995, Grand Union adopted a severance policy, which was approved by the Bankruptcy Court, with respect to its salaried employees whereby a salaried employee who is involuntarily terminated without cause or who is constructively terminated (which is defined to mean an involuntary transfer that would require relocation outside the Company's current operating area or (x) with respect to persons holding the position of chief executive officer, chief operating officer or chief financial officer, either removal from such position, or a reduction in salary of 5% or more in any year and (y) with respect to any other salaried employee, either a reduction in salary of 10% or more in any year or a reduction in grade level of more than two grades in any year) is entitled to receive a lump-sum severance payment equal to (i) in the case of salaried employees holding the office of President, Executive Vice President or Senior Vice President, 18 months' base salary; (ii) in the case of salaried employees holding the office of Corporate Vice President, 12 months' base salary; (iii) in the case of salaried employees holding the office of appointed vice president or director, 6 months' base salary; and (iv) in the case of all other salaried employees, one week's base salary for each year of service to the Company up to a maximum of 26 weeks.

                             CHANGE-IN-CONTROL PROVISIONS

    Under the Company's 1995 Equity Incentive Plan and 1995 Non-Employee Directors Stock Option Plan, certain provisions take effect on a change-in-control of the Company. Under both plans, on the twentieth (20th) trading day prior to the effective date of the change in control all stock options not otherwise vested become fully vested, and any restrictions or other conditions applicable to restricted stock or other incentives awarded under the 1995 Equity Incentive Plan lapse or are deemed satisfied and such awards become fully vested and/or immediately payable. In addition, the value of any canceled award is paid out in cash unless the award holder receives either (i) the right to acquire the same basket of cash and securities available to holders of common stock, or (ii) if pooling of interests is a condition of the transaction, an equivalent right in a successor security which would enable the transaction to qualify for pooling of interests. Under both plans, a change-in-control is defined to include:
(1) any person, entity or Group (persons or entities acting together) is or becomes the beneficial owner of more than 50% of the Voting Stock of the Company; (2) a consolidation, merger, or sale of substantially all of the assets of the Company, with the effect that any person, entity or Group becomes the beneficial owner of more than 50% of the Voting Stock of the Company or the Company is not the surviving entity; (3) during any consecutive two-year period commencing July 1, 1996, individuals who constituted the Board of Directors at the beginning of such period, together with any new directors whose election by the Board or nomination for election by stockholders was approved by 2/3 of the directors who were in office at the beginning of the period or whose election or nomination was so approved, cease to constitute a majority of the Board then in office; or (4) any order, judgment or decree of dissolution or split-up of the Company, and such order remains undischarged or unstayed for a period in excess of 60 days. For purposes of determining whether a change in control has occurred, "more than 50% of the Voting Stock" means more than 50% of one or more classes of stock pursuant to which the holders have the general power to vote for the election of members of the Board of Directors, and the aggregate of such classes for which the person, entity or Group holds more than 50% has the power to elect more than 50% of the members of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board of Directors maintains a personnel and compensation committee (the "Compensation Committee") consisting of three directors. Since June 15, 1995, the members of the Compensation Committee have been Messrs. Kagler, Stangeland and Josephs, with Mr. Kagler acting as Chairman.

    No member of the Board participates in decisions regarding his own compensation as an executive officer of Grand Union.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

    Set forth below is certain information as of June 10, 1996, regarding the beneficial ownership of the Company's Common Stock by (i) any person known by the Company to beneficially own more than 5% of the Common Stock of the Company;
(ii) each director and nominee for director supported by the Board of Directors;
(iii) each of the Named Executive Officers identified in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes, based on information furnished by such owners, that the beneficial owners of the Company's Common Stock listed below have sole investment and voting power with respect to such shares, subject to applicable community property laws. Ownership information is based on information furnished by the respective individuals.





    FIVE PERCENT STOCKHOLDERS, NOMINEES FOR DIRECTOR,                                AMOUNT AND
    EXECUTIVE OFFICERS NAMED IN SUMMARY                                               NATURE OF
      COMPENSATION TABLE, AND DIRECTORS                                               BENEFICIAL       PERCENT
      AND EXECUTIVE OFFICERS AS A GROUP                                               OWNERSHIP        OF CLASS
      ----------------------------------                                              ---------        --------
Putnam Investments, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,243,830 (1)(2)    32.44%
     One Post Office Square
     Boston, MA  02109
Putnam Investment Management . . . . . . . . . . . . . . . . . . . . . . . . .      3,125,089 (1)(3)    31.25%
     One Post Office Square
     Boston, MA  02109
Putnam High Yield Trust (Equity Convertible) . . . . . . . . . . . . . . . . .      1,688,770 (1)(4)    16.89%
     One Post Office Square
     Boston, MA  02109
Putnam Diversified Income Trust (High Yield) . . . . . . . . . . . . . . . . .        539,505 (1)(5)     5.40%
     One Post Office Square
     Boston, MA  02109

Kemper Financial Services, Inc.. . . . . . . . . . . . . . . . . . . . . . . .      1,172,683 (6)       11.73%
     120 South LaSalle Street
     Chicago, Il  60603

Roger E. Stangeland. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,000           *
Joseph J. McCaig . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,000           *
William A. Louttit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,000           *
Daniel E. Josephs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0           *
William G. Kagler. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            500           *
Douglas T. McClure, Jr.. . . . . . . . . . . . . . . . . . . . . . . . . . . .              0           *
David Y. Ying. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0           *

Darrell W. Stine . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,000           *
Kenneth R. Baum. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0           *
Gilbert C. Vuolo . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0           *

All Directors and Executive Officers as a group (10 persons) . . . . . . . . .         31,500           *




_______________
 *Less than 1%.

(1)  Putnam Investments, Inc. wholly owns two registered investment advisers:
     Putnam Investment Management, Inc. and The Putnam Advisory Company, Inc. Shares of Common Stock beneficially held by Putnam Investments, Inc. are as a result of the holdings of various investment funds and other institutional investors for which Putnam Investment Management, Inc., The Putnam Advisory Company or affiliated entities act as investment advisers. These shares of Common Stock include the shares held by Putnam High Yield Trust and Putnam Diversified Income Fund, whose holdings are also separately reported in the table. See Notes (4) and (5).

(2) Includes 3,243,830 shares held with shared dispositive power, and no shares held with shared voting power, sole dispositive power or sole voting power.
(3) Includes 3,125,089 shares held with shared dispositive power, and no shares held with shared voting power, sole dispositive power or sole voting power.
(4) Includes 1,688,770 shares held with shared dispositive power and shared voting power, and no shares held with sole dispositive power or sole voting power. These shares of Common Stock are also beneficially owned by Putnam Investment Management. See Note (1) above.
(5) Includes 539,505 shares held with shared dispositive power and shared voting power, and no shares held with sole voting power, or sole dispositive power. All of the shares held by Putnam Diversified Income Fund are also beneficially owned by Putnam Investment Management. See Note
     (1) above.
(6) Includes 1,172,683 shares with shared voting power and shared dispositive power, and no shares with sole dispositive power or sole voting power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PRE-BANKRUPTCY RELATIONSHIPS AND TRANSACTIONS.

     On January 25, 1995, the Company filed a petition under Chapter 11 of the federal bankruptcy laws. The Company emerged from bankruptcy on June 15, 1995, the effective date of the bankruptcy court's approval of the Company's reorganization plan. Prior to June 15, 1995, the Company was a wholly owned subsidiary of Grand Union Capital Corporation ("Capital"), which in turn was a wholly owned subsidiary of Grand Union Holdings Corporation ("Holdings"). Holdings was controlled by Miller Tabak Hirsch & Co. ("MTH") and its affiliates, which also control Penn Traffic.

     The following applies to relationships which existed prior to June 15, 1995. Mr. Gary D. Hirsch served as Chairman and a Director of Grand Union and also as Chairman and a Director of Penn Traffic. Mr. Martin A. Fox served as a Director, Vice President and Assistant Secretary of Grand Union and Vice Chairman - Finance and Assistant Secretary of Penn Traffic. Messrs. Hirsch and Fox received compensation from MTH, of which Mr. Hirsch is a general partner of the managing partner, and Mr. Fox is Executive Vice President. Messrs. Hirsch and Fox did not receive salaries from Penn Traffic and did not participate in cash bonus plans of Penn Traffic, and received no compensation in their capacities as executive officers or directors of Grand Union.

     Until May 31, 1995, Mr. McCaig was a member of the Board of Directors of Penn Traffic, for which he received compensation of $10,000 per annum and $1,000 per Board of Directors meeting attended. Mr. McCaig became a Director of Holdings in July 1989 and a Director of Capital in July 1992. He became President of Holdings and Capital in May 1993. Mr. McCaig served as a Director of Penn Traffic from September 1992 until May 1995.

     Mr. Hirsch is no longer a director of the Company. While he was a director, he was an indirect beneficiary of the following transactions. Prior to June 15, 1995, MTH was engaged as financial advisor to Penn Traffic and as a financial advisor to the Company, in the latter case pursuant to an agreement (the "MTH Agreement"), under which MTH was to have provided certain financial consulting and business management services to the Company through July 1997. In accordance with the Company's post-bankruptcy Reorganization Plan, the MTH Agreement was terminated on June 15, 1995 and Grand Union executed a settlement agreement (the "MTH Settlement Agreement"). The MTH Settlement Agreement provides for the termination of the MTH Agreement, payment by Grand Union of accrued and unpaid fees under the MTH Agreement through June 15, 1995, and for the indemnification of MTH and certain entities related to MTH (the "MTH Entities") from certain claims and liabilities, subject to the terms and limitations set forth in the MTH Settlement Agreement. The Company deposited $3.0 million relating to the indemnification in escrow on June 15, 1995. During Fiscal 1996, the Company paid $315,000 to MTH, pursuant to the MTH Agreement. On July 30, 1990, P&C Foods, which is indirectly controlled by MTH, and Grand Union entered into an Operating Agreement pursuant to which Grand Union acquired the right to operate 13 P&C Foods' stores in New England under the Grand Union name until July 2000. Pursuant to the Operating Agreement, Grand Union agreed to pay P&C Foods a minimum annual fee which will average $10.7 million per year during the ten-year lease term. Pursuant to the terms of the Operating Agreement, a $15 million prepayment of the annual fee was made to P&C Foods in connection with the recapitalization of the Company in 1992. The Operating Agreement was assumed during the Chapter 11 bankruptcy case and will continue on its current terms. From September 1993 until September 1995, Grand Union participated in a program to consolidate the purchasing, storage and distribution of health and beauty care and general merchandise product with Penn Traffic. During Fiscal 1996, Grand Union purchased from Penn Traffic's inventory of health and beauty care and general merchandise products at cost approximately $30.1 million for store operations and approximately $12.8 million at the termination of the agreement.

POST-BANKRUPTCY RELATIONSHIPS.

     Mr. Ying, a director of the Company since June 15, 1995, has been a managing director of Donaldson Lufkin & Jenrette Securities Corporation ("DLJ") since January 1993. During Fiscal 1995 and Fiscal 1996, DLJ acted as financial advisor to the Informal Committee of certain holders of Subordinated Notes in connection with the restructuring of Grand Union and received compensation of approximately $1.3 million from the Company for such services. Near the end of Fiscal 1996, the Company entered into an agreement with DLJ to provide investment banking services and advice to the Company. During the term of DLJ's engagement, it has the exclusive right to act as sole managing underwriter, exclusive placement agent, sole dealer manager or exclusive solicitation agent with respect to any public offering of the Company's securities, any private offering of any of the Company's debt securities, or any exchange offer or refinancing transaction relating to the Company's Senior Notes or other securities of the Company.

     Under the agreement, DLJ receives a retainer fee of $200,000, a Transaction Fee, and, if a fairness opinion is requested, a Fairness Fee. In the case of a private placement, the Transaction Fee is 5% of the gross proceeds of the private placement, offset by the retainer fee, and the Fairness Fee is 1.5% of the gross proceeds of the private placement. In the case of a divestiture, the Transaction Fee is a percentage of the aggregate consideration, based on a sliding scale, from 2% of a $50 million consideration to 0.9% if the aggregate consideration is $450 million or more. The Fairness Fee in a divestiture is the greater of $350,000 or 25% of the Transaction Fee. In the case of a sale of 36% to 100% of the business, securities or assets of the Company, the Transaction Fee varies ratably from 0.4% of the aggregate consideration to 0.6% of the aggregate consideration, offset by the retainer fee and the Fairness Fee. In the case of a sale, the Fairness Fee is $1 million.

     The agreement also contains various other provisions, including an obligation by DLJ to keep confidential certain information provided to it by the Company, and an obligation by the Company to indemnify and hold harmless DLJ, its parent and its affiliates, and the directors, officers, agents and employees of DLJ, its parent and its affiliates ("Indemnified Persons"), from and against various potential losses and liabilities arising out of or in connection with misstatements or omissions in disclosure documents or in connection with advice or services rendered by an Indemnified Person.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

(a)  FINANCIAL STATEMENTS
     All financial statements as set forth under Item 8.

(b)  REPORT ON FORM 8-K
     None.

(c)  EXHIBITS

Exhibit
Number                             Description of Document
- ------                             -----------------------

2.1 Second Amended Chapter 11 Plan of Reorganization of The Grand Union Company ("Grand Union"), filed with the United States Bankruptcy Court, District of Delaware, on April 19, 1995, incorporated by reference to Exhibit T3E1 to Grand Union's Form T-3 dated May 8, 1995.

2.2 Findings of Fact, Conclusions of Law and Order Confirming the Second Amended Plan of Reorganization proposed by Grand Union, dated May 31, 1995, incorporated by reference to Exhibit 2.2 to Grand Union's Annual Report on Form 10-K for the fiscal year ended April 1, 1995 ("Fiscal 1995").

2.3 Minute Order Clarifying Findings of Fact, Conclusions of Law and Order Confirming Second Amended Plan of Reorganization proposed by Grand Union, dated June 14, 1995, incorporated by reference to Exhibit 2.3 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

3.1 Restated Certificate of Incorporation of Grand Union, incorporated by reference to Exhibit 3.1 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

3.2       By-laws of the Grand Union Company, as restated through March 30,
          1996.

4.1 Form of New Common Stock Certificate of Grand Union, incorporated by reference to Exhibit 4.1 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

4.2 Indenture dated as of June 15, 1995, between Grand Union, as Issuer and IBJ Schroder Bank & Trust Company, as Trustee for the 12% Senior Notes due September 1, 2004, including form of the 12% Senior Note due 2004, incorporated by reference to Exhibit 4.2 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

4.3 Amended and Restated Borrower Pledge Agreement dated as of June 15, 1995, made by Grand Union to Bankers Trust Company ("Bankers Trust"), as Collateral Agent, incorporated by reference to Exhibit 4.3 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

4.4 Amended and Restated Borrower Security Agreement dated as of June 15, 1995, between Grand Union and Bankers Trust, as Collateral Agent, incorporated by reference to Exhibit 4.4 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

4.5 Warrant Agreement dated as of June 15, 1995, between Grand Union and American Stock Transfer & Trust Company, as Warrant Agent for 300,000 Series 1 Warrants and 600,000 Series 2 Warrants, incorporated by reference to Exhibit 4.5 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

Exhibit
Number                        Description of Document
- ------                        -----------------------
4.6 Registration Rights Agreement dated as of June 15, 1995, among Grand Union and Each of the Persons Named in Schedule A thereto for the New Common Stock, incorporated by reference to Exhibit 4.6 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

4.7 Registration Rights Agreement dated as of June 15, 1995, by and among Grand Union and The Holders Named therein for the Registrable Notes, incorporated by reference to Exhibit 4.7 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

10.1 Agreement to Hold Separate dated July 17, 1989, by and among MTH Holdings Inc. ("MTH Holdings"), GU Acquisition Corporation ("GUAC"), Salomon Inc. and the Federal Trade Commission (the "FTC") entered into in the matter of MTH Holdings and GUAC before the FTC, incorporated by reference to Exhibit No. 10.5 to Grand Union's Registration Statement on Form S-1 (Registration No. 33-29707) (the "1989 Grand Union Registration Statement").

10.2 Agreement containing Consent Order among MTH Holdings, GUAC and the FTC entered into in the matter of MTH Holdings and GUAC before the FTC, incorporated by reference to Exhibit No. 10.6 to the 1989 Grand Union Registration Statement.

10.3 Asset Purchase Agreement, dated as of January 25, 1990, by and between Grand Union and Price Chopper Operating Co. of Vermont, Inc., incorporated by reference to Exhibit No. 10.15 to Holdings Registration Statement on Form S-1 (Registration No. 33-32879).

10.4 Asset Purchase Agreement, dated as of February 9, 1990, by and between Grand Union and Price Chopper Operating Co., Inc., incorporated by reference to Exhibit No. 10.49 to GUAC's Registration Statement on Form S-1 (Registration No. 33-22398).

10.5 Agreement and Master Sublease dated as of July 30, 1990, by and between Grand Union and P&C Food Markets, Inc. ("P&C Foods"), incorporated by reference to Exhibit No. 10.18 to Holdings' Report on Form 10-Q dated July 21, 1990 (Commission File No. 33-29707).

10.6 Asset Purchase Agreement dated as of February 4, 1993, between The Great Atlantic & Pacific Tea Company, Inc. and Grand Union, incorporated by reference to Exhibit No. 2.1 to Grand Union's Report on Form 8-K dated February 4, 1993.

10.7 Asset Purchase Agreement dated as of September 20, 1993 among Foodarama Supermarkets, Inc., ShopRite of Malverne, Inc. and Grand Union, incorporated by reference to Exhibit No. 10.19 to Grand Union's Registration Statement on Form S-1 (Registration No. 33-70956).

10.8* Third Amendment and Restatement of The Grand Union Company Supplemental Retirement Program for Key Executives effective as of June 15, 1995.

10.9 Amended and Restated Credit Agreement dated as of June 15, 1995, among Grand Union, the lending institutions listed from time to time on
          Schedule 1 thereto, and Bankers Trust, as Agent, including Exhibits A-1, A-2 and A-3, and various Schedules thereto, incorporated by reference to Exhibit 10.9 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

10.10 Amended and Restated Borrower Pledge Agreement dated as of June 15, 1995, made by Grand Union to Bankers Trust, as Collateral Agent (included in Exhibit 4.3) , incorporated by reference to Exhibit 10.10 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

10.11 Amended and Restated Borrower Security Agreement dated as of June 15, 1995, between Grand Union and Bankers Trust, as Collateral Agent (included in Exhibit 4.4), incorporated by reference to Exhibit 10.11 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

Exhibit
Number                        Description of Document
- ------                        -----------------------
10.12 Subsidiary Security Agreement dated as of June 15, 1995, among the corporations listed on Schedule 1 thereto and Bankers Trust, as Collateral Agent, incorporated by reference to Exhibit 10.12 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

10.13 Subsidiary Guaranty dated as of June 15, 1995, made by each of the corporations from time to time listed on Annex A attached thereto in favor of the Banks and the Agent from time to time party to the Credit Agreement, incorporated by reference to Exhibit 10.13 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

10.14 Form of Indenture of Open-End Mortgage, Deed of Trust, Deed to Secure Debt, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing, dated as of June 15, 1995, made by Grand Union to Bankers Trust, as Collateral Agent, incorporated by reference to Exhibit 10.14 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

10.15 Letter dated June 15, 1995, containing MTH Settlement Agreement between Miller Tabak Hirsch + Co. ("MTH") and Grand Union in connection with (i) the termination of the Agreement, dated July 22, 1992, between MTH and Grand Union, and (ii) the Second Amended Plan of Reorganization, dated April 19, 1995, of Grand Union, incorporated by reference to Exhibit 10.15 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

10.16 Agreement dated as of April, 1995, among Grand Union, Grand Union Capital Corporation ("Capital"), Holdings, the Official Committee of Unsecured Creditors of Capital and certain holders of Zero Coupon Notes issued by Capital and guaranteed by Holdings named therein, incorporated by reference to Exhibit 10.16 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

10.17 Waiver dated June 14, 1995, with respect to the Second Amended Chapter 11 Plan of Grand Union, among Grand Union, Bankers Trust, the Official Committee of Unsecured Creditors of Grand Union and the Informal Committee of Senior Noteholders, incorporated by reference to Exhibit
          10.17 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

10.18* The Grand Union Company 1995 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Grand Union's Quarterly report on Form 10-Q for the 40 weeks ended January 6, 1996 ("Third Quarter of Fiscal 1996").

10.19* The Grand Union Company 1995 Non-Employee Director's Stock Option Plan, incorporated by reference to Exhibit 10.2 to Grand Union's Quarterly report on Form 10-Q for the Third Quarter of Fiscal 1996.


10.20** Supply and Distribution Agreement between The Grand Union Company and C&S Wholesalers, dated June 15, 1995, incorporated by reference to
          Exhibit 10.3 to Grand Union's Quarterly report on Form 10-QA for the Third Quarter of Fiscal 1996.

10.21** First Amendment to the Supply and Distribution Agreement between The Grand Union Company and C&S Wholesalers, dated June 15, 1995, incorporated by reference to Exhibit 10.4 to Grand Union's Quarterly report on Form 10-QA for the Third Quarter of Fiscal 1996.

10.22** Supply and Distribution Agreement between The Grand Union Company and C&S Wholesalers, dated January 2, 1996, incorporated by reference to
          Exhibit 10.5 to Grand Union's Quarterly report on Form 10-QA for the Third Quarter of Fiscal 1996.

Exhibit
Number                   Description of Document
- ------                   -----------------------
10.23     Non-competition Agreement between The Grand Union Company and Joseph
          J. McCaig.

10.24     Non-competition Agreement between The Grand Union Company and William
          A. Louttit.

10.25     Non-competition Agreement between The Grand Union Company and Kenneth
          R. Baum, Jr.

10.26     Non-competition Agreement between The Grand Union Company and Darrell
          W. Stine.

10.27     Non-competition Agreement between The Grand Union Company and Gilbert
          C. Vuolo.

10.28 Investment Banking Agreement between The Grand Union Company and Donaldson, Lufkin & Jenrette.

10.29 Waiver and First Amendment to the Amended and Restated Credit Agreement dated February 16, 1996.

10.30 Agreement between The Grand Union Company and Darrell W. Stine related to SERP obligations.

21.1      Subsidiaries of Grand Union.

24.1      Power of Attorney.

27.1      Financial Data Schedule.

*    Compensatory plan or arrangement
**   Confidential treatment requested

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE GRAND UNION COMPANY
                                     (Registrant)

                    /s/ Kenneth R. Baum
                    --------------------------    Date June 27, 1996
                        Kenneth R. Baum

             Senior Vice President, Chief Financial Officer and Secretary
            (Principal Financial Officer and Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                                DATE


/s/ Roger E. Stangeland *     Director and Chairman              June 27, 1996
- --------------------------
    Roger E. Stangeland


/s/ Joseph J. McCaig *        Director, President and Chief      June 27, 1996
- --------------------------    Executive Officer (Principal
    Joseph J. McCaig          Executive Officer)


/s/ William A. Louttit *      Director, Executive Vice           June 27, 1996
- --------------------------    President and Chief
    William A. Louttit        Operating Officer


/s/ Daniel E. Josephs *       Director                           June 27, 1996
- --------------------------
    Daniel E. Josephs



/s/ William G. Kagler *       Director                           June 27, 1996
- --------------------------
    William G. Kagler



/s/ Douglas T. McClure, Jr *  Director                           June 27, 1996
- --------------------------
    Douglas T. McClure, Jr



/s/ David Y. Ying *           Director                           June 27, 1996
- --------------------------
    David Y. Ying


/s/ Kenneth R. Baum           Senior Vice President, Chief       June 27, 1996
- --------------------------    Financial Officer and Secretary
    Kenneth R. Baum           (Principal Financial Officer and
                              Principal Accounting Officer)

* By:/s/ Kenneth R. Baum
- ---------------------------
         Kenneth R. Baum, Attorney-in-Fact

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                (Post-Emergence)


To the Shareholders and the Board of Directors of The Grand Union Company



  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and cash flows present fairly, in all material respects, the financial position of The Grand Union Company and its subsidiaries (the "Company") at March 30, 1996 and the results of their operations and their cash flows for the 41 weeks then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

  As discussed in Note 1 to the consolidated financial statements, on May 31, 1995, the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization, as amended (the "Plan"). Confirmation of the Plan resulted in the discharge of all claims against the Company that arose before January 25, 1995 and terminated all rights and interests of equity shareholders as provided for in the Plan. The Plan became effective on June 15, 1995 and the Company emerged from bankruptcy.
In connection with its emergence from bankruptcy, the Company adopted Fresh-Start Reporting as of June 18, 1995.

PRICE WATERHOUSE LLP
New York, New York
May 17, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                 (Pre-Emergence)


To the Shareholders and the Board of Directors of The Grand Union Company



  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and cash flows present fairly, in all material respects, the financial position of The Grand Union Company and its subsidiaries (the "Company") at April 1, 1995 and the results of their operations and their cash flows for the 11 weeks ended June 17, 1995 and for each of the two years in the period ended April 1, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Note 1 to the consolidated financial statements, on January 25, 1995, the Company filed a voluntary petition for relief under chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. The Company's Plan of Reorganization, as amended, became effective on June 15, 1995 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted Fresh-Start Reporting as of June 18, 1995.

  As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", effective
April 4, 1993.

PRICE WATERHOUSE LLP
New York, New York
May 17, 1996

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (all dollars in thousands, except per share data)

                                                        Successor
                                                         Company                 Predecessor Company
                                                     ----------------------------------------------------------
                                                       41 Weeks         11 Weeks       52 Weeks       52 Weeks
                                                        Ended            Ended          Ended          Ended
                                                       March 30,        June 17,       April 1,       April 2,
                                                         1996             1995          1995            1994
                                                     ------------      ----------    -----------    -----------
Sales                                                 $ 1,819,928      $  487,882    $  2,391,696    $ 2,477,339

Cost of sales                                          (1,250,072)       (344,041)     (1,683,355)    (1,745,606)
                                                     ------------       ---------      ----------    -----------

Gross profit                                              569,856         143,841         708,341        731,733

Operating and administrative expenses                    (453,620)       (117,544)       (571,640)      (552,536)

Depreciation and amortization                             (59,840)        (17,215)        (87,098)       (78,577)

Amortization of excess reorganization value               (83,985)             --              --             --

Unusual items                                             (22,000)        (18,627)        (27,417)        (4,468)

Interest expense, net (contractual interest totaled
 $43,360 and $203,285 for the 11 weeks ended
 June 17, 1995 and the 52 weeks ended April 1,
 1995, respectively- See Note 1)                          (79,194)        (19,791)       (182,016)      (183,797)
                                                      ------------      ---------     -----------      ----------
Loss before income taxes, extraordinary
 gain and cumulative effect of accounting change         (128,783)        (29,336)       (159,830)       (87,645)

Income tax benefit                                         18,927              --              --             --
                                                      ------------      ---------     -----------      ---------

Loss before extraordinary gain and
 cumulative effect of accounting change                  (109,856)        (29,336)       (159,830)       (87,645)

Extraordinary gain on debt discharge                           --         854,785              --             --
                                                     ------------       ---------     -----------      ---------

(Loss) income before cumulative effect of
 accounting change                                       (109,856)        825,449        (159,830)       (87,645)

Cumulative effect of accounting change                         --              --              --        (30,308)
                                                     ------------       ---------     -----------       ---------

Net (loss) income                                        (109,856)        825,449        (159,830)      (117,953)

Accrued dividends on old preferred stock                       --              --         (19,480)       (16,011)
                                                     ------------       ---------     -----------    -----------

Net (loss) income applicable to common stock           $ (109,856)      $ 825,449     $  (179,310)   $  (133,964)
                                                     ------------       ---------     -----------    -----------
                                                     ------------       ---------     -----------    -----------

Net (loss) per common share                            $   (10.99)
                                                     ------------
                                                     ------------

          See accompanying notes to consolidated financial statements.

                             THE GRAND UNION COMPANY
                           CONSOLIDATED BALANCE SHEET
                  (all dollars in thousands, except par value)



                                                                        Successor      Predecessor
                                                                         Company         Company
                                                                       ------------    ------------
                                                                         March 30,        April 1,
                                                                           1996            1995
                                                                       ------------    ------------
ASSETS
Current assets:
 Cash and temporary investments                                          $    39,425    $    89,423
 Receivables                                                                  20,948         18,592
 Inventories                                                                 133,506        189,467
 Other current assets                                                         13,709         16,787
                                                                         -----------    -----------
   Total current assets                                                      207,588        314,269
Property, net                                                                405,579        426,962
Excess reorganization value, net                                             437,672             --
Goodwill, net                                                                     --        545,451
Beneficial leases, net                                                        68,147         27,218
Deferred tax asset                                                            53,916             --
Other assets                                                                  12,304         80,856
                                                                         -----------    -----------
                                                                         $ 1,185,206    $ 1,394,756
                                                                         -----------    -----------
                                                                         -----------    -----------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current maturities of long-term debt                                    $     1,813    $        --
 Current portion of obligations under capital leases                           7,080             --
 Accounts payable and accrued liabilities                                    170,010        174,126
                                                                         -----------    -----------
   Total current liabilities                                                 178,903        174,126
                                                                         -----------    -----------
Long-term debt                                                               738,067             --
                                                                         -----------    -----------
Obligations under capital leases                                             128,114             --
                                                                         -----------    -----------
Other noncurrent liabilities                                                  95,978         53,072
                                                                         -----------    -----------
Liabilities subject to compromise                                                 --      1,817,698
                                                                         -----------    -----------
Commitments and contingencies                                                     --             --
                                                                         -----------   ------------
Redeemable stock subject to compromise:
 Old common stock                                                                 --          9,407
 Old preferred stock                                                              --        164,792
                                                                         ------------  -------------
Total redeemable stock                                                            --        174,199
                                                                         ------------  -------------

Stockholders' equity (deficit):
 New Common Stock, $1.00 par value; 30,000,000 shares authorized,
  10,000,000 shares issued and outstanding                                    10,000             --
 New Preferred Stock, $1.00 par value; 10,000,000 shares authorized,
  no shares issued and outstanding                                                --             --
 Old common stock                                                                 --              1
 Old treasury stock                                                               --           (156)
 Capital in excess of par value                                              144,000             --
 Accumulated deficit                                                        (109,856)      (824,184)
                                                                         ------------   ------------
   Total stockholders' equity (deficit)                                       44,144       (824,339)
                                                                         ------------   ------------
                                                                         $ 1,185,206    $ 1,394,756
                                                                         ------------   ------------
                                                                         ------------   ------------

          See accompanying notes to consolidated financial statements.

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (all dollars in thousands)

                                                                        Successor
                                                                         Company                  Predecessor Company
                                                                     ---------------- ----------------------------------------
                                                                       41 Weeks          11 Weeks       52 Weeks     52 Weeks
                                                                        Ended             Ended          Ended        Ended
                                                                       March 30,         June 17,       April 1,     April 2,
                                                                         1996              1995           1995         1994
                                                                     ------------      ------------    -----------  ----------
OPERATING ACTIVITIES:
Net (loss) income                                                    $ (109,856)       $   825,449     $ (159,830)  $ (117,953)
 Adjustments to reconcile net (loss) income to net cash
  (used for) provided by operating activities before
  reorganization items paid:
Extraordinary gain on debt discharge                                         --           (854,785)            --           --
Cumulative effect of accounting change                                       --                 --             --       30,308
Depreciation and amortization                                           143,825             17,215         87,098       78,577
LIFO charge (income)                                                      1,500                300         (1,100)         900
Deferred taxes                                                          (18,927)                --             --           --
Charges relating to pension settlement and early
  retirement programs                                                        --                 --          3,747        4,468
Noncash interest                                                         14,552              1,126         38,418       40,185
Net changes in assets and liabilities:
Receivables                                                             (12,652)             1,769         18,480      (12,505)
Inventories                                                              48,872             12,646         17,696       28,259
Other current assets                                                        123              2,776            657       (1,303)
Accounts payable and accrued liabilities                                (59,509)           (34,928)        86,550      (44,807)
Other                                                                    (7,733)             4,493          7,330      (18,039)
                                                                     ------------       -----------   ------------   ------------
Net cash provided by (used for) operating activities
 before reorganization items paid                                           195            (23,939)        99,046      (11,910)
 Reorganization items paid                                              (20,729)            (4,913)       (10,770)          --
                                                                     ------------       -----------   ------------   ------------
Net cash (used for) provided by operating activities                    (20,534)           (28,852)        88,276      (11,910)
                                                                     ------------       ----------    ------------   ------------
INVESTMENT ACTIVITIES:
 Capital expenditures                                                   (40,402)            (3,301)       (62,973)     (81,029)
 Disposals of property                                                    5,555              5,452          2,128          584
                                                                     ------------       -----------   ------------   ------------
Net cash (used for) provided by investment activities                   (34,847)             2,151        (60,845)     (80,445)
                                                                     ------------       -----------   ------------   ------------
FINANCING ACTIVITIES:
 Proceeds from New Bank agreement                                            --            104,144             --           --
 Payment of Old Bank debt                                                    --            (93,144)            --           --
 Net proceeds from long-term debt                                        33,089                 --         29,000       77,661
 Obligations under capital leases discharged                             (6,126)            (1,707)       (10,339)      (8,218)
 Loan placement fees                                                         --             (3,125)            --       (1,775)
 Retirement of long-term debt                                              (808)              (239)          (963)        (514)
 Purchase of redeemable Class A common stock                                 --                 --             --         (156)
                                                                     ------------       -----------   ------------   ------------
Net cash provided by financing activities                                26,155              5,929         17,698       66,998
                                                                     ------------       -----------   ------------   ------------
(Decrease) increase in cash and temporary investments                   (29,226)           (20,772)        45,129      (25,357)
Cash and temporary investments at beginning of period                    68,651             89,423         44,294       69,651
                                                                     ------------       -----------   ------------   ------------
Cash and temporary investments at end of period                      $   39,425         $   68,651    $    89,423    $  44,294
                                                                     ------------       -----------   ------------   ------------
                                                                     ------------       -----------   ------------   ------------

Supplemental disclosure of cash flow information:
 Interest payments                                                   $   57,565         $    9,515     $   89,985    $ 142,501
 Capital lease obligations incurred                                       8,529             20,072         31,686       24,522
 Accrued dividends on old preferred stock                                    --                 --         19,480       16,011
 Issuance of Junior Notes                                                    --                 --             --          939


          See accompanying notes to consolidated financial statements.

                             THE GRAND UNION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1 - ORGANIZATION AND BASIS OF PRESENTATION

    Grand Union, a Delaware corporation, ("Grand Union" or the "Company") is a regional food retailer which currently operates 229 stores in six northeastern states. Since June 15, 1995, the Company has been publicly owned and is traded on the NASDAQ Stock Market. Through June 15, 1995, Grand Union was wholly owned by Grand Union Capital Corporation ("Capital"), a wholly owned subsidiary of Grand Union Holdings Corporation ("Holdings").

    On November 29, 1994, Grand Union announced that it was not likely to be able to fund cash interest payments due in early calendar 1995, and that it intended to develop a capital restructuring plan. Beginning on January 16, 1995, Grand Union did not make interest payments required under its outstanding debt obligations.

    On January 24, 1995, Grand Union announced that it had reached an agreement in principle with Grand Union's bank lenders and with members of informal committees of certain holders of Grand Union's 11.375% Senior Notes due 1999 (the "11.375% Senior Notes") and 11.25% Senior Notes due 2000 (the "11.25% Senior Notes" and, collectively with the 11.375% Senior Notes, the "Senior Notes") and certain holders of Grand Union's 12.25% Senior Subordinated Notes due 2002 (the "12.25% Subordinated Notes"), 12.25% Senior Subordinated Notes due 2002, Series A (the "Series A 12.25% Subordinated Notes") and 13% Senior Subordinated Notes due 1998 (the "13% Subordinated Notes" and, collectively with the 12.25% Subordinated Notes and the Series A 12.25% Subordinated Notes, the "Subordinated Notes") on the terms of a capital restructuring.

CHAPTER 11 BANKRUPTCY FILINGS - On January 25, 1995 (the "Filing Date"), as part of the implementation of such agreement, Grand Union filed a voluntary petition for relief under chapter 11 ("Chapter 11") of Title 11 of the United States Code (the "Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). From the Filing Date through June 15, 1995 (the "Effective Date", as defined below), Grand Union operated as a debtor-in-possession under Chapter 11 of the Code and was subject to the supervision of the Bankruptcy Court in accordance with the Code. During this period, Grand Union's business was operated under a series of "first day orders", which, among other things, permitted it to retain certain financial and legal advisors and which authorized payment of certain pre-petition employee costs, including worker's compensation benefits, and pre-petition trade claims, subject to the satisfaction of various requirements.

    On January 30, 1995, Grand Union (as debtor and as debtor-in-possession) entered into a credit agreement (the "DIP Facility") with the banks party thereto providing for borrowings of up to $150 million on a revolving credit basis. On February 16, 1995, final approval of the DIP Facility was granted and the Bankruptcy Court also issued a Final Cash Collateral Order which allowed Grand Union to use cash collateral to pay operating expenses in the ordinary course of business. The DIP Facility provided for a commitment fee equal to .5% of the average unused portion. There were no borrowings made under the DIP Facility during the Chapter 11 proceedings and it was terminated on the Effective Date.

    On February 16, 1995, Capital consented to the entry of an order for relief in respect of an involuntary Chapter 11 petition filed in the Bankruptcy Court on February 6, 1995 by entities purporting to be holders of Capital's 15% Senior Zero Coupon Notes due 2004 (the "Capital Senior Zero Notes") and 16.5% Senior Subordinated Zero Coupon Notes due 2007 (the "Capital Subordinated Zero Notes" and, collectively with the Capital Senior Zero Notes, the "Capital Notes"). On February 16, 1995, Holdings, of which Capital was a wholly owned subsidiary, filed a voluntary Chapter 11 petition in the Bankruptcy Court.

PLAN OF REORGANIZATION - The Bankruptcy Court confirmed the Second Amended Chapter 11 Plan of The Grand Union Company, dated as of April 19, 1995, (as confirmed, the "Plan"), on May 31, 1995 (the "Confirmation Date"), and the Company emerged from Chapter 11 on June 15, 1995 (the "Effective Date"). One proceeding challenging the order confirming the Plan is pending. The Company does not believe that this proceeding will result in any modification or revocation of the order.

    On the Effective Date, Grand Union adopted a restated certificate of incorporation (the "New Certificate"), the principal effects of which were:
(i) to authorize 30,000,000 shares of new common stock (the "New Common
Stock") (of which 10,000,000 shares were issued under the Plan) and (ii) to prohibit the issuance of non-voting equity securities. The Plan provided for full payment of all allowed administrative expenses and all allowed general unsecured and priority claims. On the Effective Date, obligations relating to the Company's existing bank credit agreement (the "Bank Credit Agreement") were paid in full and the Company entered into an Amended and Restated Credit Agreement (the "New Bank Facility") with its bank lending group which provides for a five-year revolving credit facility of $100,000,000 (the "New Revolving Credit Facility") and a seven-year term loan facility of $104,144,371 (the "New Term Loan"). The New Bank Facility is secured by a lien on substantially all of the assets of Grand Union and its subsidiaries.

    As of the Effective Date, the Senior Notes, which had an aggregate principal amount of $525,000,000 plus accrued interest, were deemed cancelled and each holder of Senior Notes became entitled to receive its pro rata share of Grand Union's new 12% Senior Notes due 2004 (the "New Senior Notes") having an aggregate principal amount of $595,475,922 issued pursuant to the Plan. Subsequent to the Effective Date, the Company issued $595,421,000 aggregate principal amount of New Senior Notes and made cash payments of $54,922 for fractional amounts to the holders of the Senior Notes. The New Senior Notes began to accrue interest beginning on September 1, 1995. Accordingly, the New Senior Notes have been discounted at 12% for the period from June 15, 1995 to September 1, 1995 and imputed interest was charged at 12% during that period. In addition, the difference between such discounted value and the fair value of the New Senior Notes at the Effective Date was recorded as a debt premium totaling $5,779,000 which is being amortized over the life of the New Senior Notes.

     As of the Effective Date, the Subordinated Notes, which had an aggregate principal amount of $566,150,000, and the old capital stock of Grand Union were deemed cancelled and each holder of Subordinated Notes became entitled to receive its pro rata share of an aggregate of 10,000,000 shares of New Common Stock issued pursuant to the Plan.

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

    The Plan made no provision for the holders of the remaining long-term debt, Redeemable Preferred Stock, common shares or warrants to purchase common shares of the Company's then indirect parent. Holdings and Capital were dissolved on March 28, 1996 and March 27, 1996, respectively.

    Interest expense was not accrued on the Subordinated Notes, Capital Notes, and Holdings Junior Notes subsequent to the Filing Date. Accordingly, interest expense for the 11 weeks ended June 17, 1995 and 52 weeks ended April 1, 1995 excludes contractual interest expense of $23,569,000 and $21,269,000, respectively.

BASIS OF PRESENTATION - As of the Effective Date, the Company adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under The Bankruptcy Code" ("Fresh-Start Reporting"). In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods presented prior to the Effective Date have been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company". Fresh-Start Reporting requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Filing Date and identification of all transactions and events that are directly associated with the reorganization of the Company. The most significant difference between the current year and prior year presentation is the reclassification of substantially all of the outstanding debt and other liabilities as of April 1, 1995, to "Liabilities Subject to Compromise". See Note 3 for a detailed description of liabilities subject to compromise.

    For financial reporting purposes, the Company accounted for the consummation of the Plan effective June 17, 1995. In accordance with Fresh-Start Reporting, the Company valued its assets and liabilities at fair values and eliminated its retained earnings at the Effective Date. The reorganization value of the Company was determined utilizing several methods which yielded similar results including
(a) the trading value of the Company's New Common Stock for a representative number of days subsequent to the Effective Date and the fair value of the Company's obligations as of the Effective Date, (b) discounted cash flows and
(c) a multiple of adjusted trailing year operating cash flow. The total reorganization value as of the Effective Date was determined to be $1,334,000,000 which was $521,657,000 in excess of the aggregate fair value of the Company's tangible and identified intangible assets. Such excess, is classified as "Excess reorganization value, net" in the accompanying March 30, 1996 consolidated balance sheet.

    The components of reorganization items included as unusual items in the consolidated statement of operations are as follows (in thousands):


                                                                                        11 Weeks          52 Weeks
                                                                                         Ended             Ended
                                                                                        June 17,          April 1,
                                                                                          1995              1995
                                                                                       ---------         ---------
Fresh-Start Reporting:
  Establish excess reorganization value                                                $ 521,657         $      -
  Eliminate existing goodwill                                                           (540,434)               -
  Revalue beneficial leases                                                               40,633                -
  Establish deferred tax asset                                                            35,414                -
  Revalue pension assets and liabilities and postretirement obligations                  (23,653)               -
  Record lease rejection liability                                                       (19,734)               -
  Provide for warehouse closing                                                          (10,450)               -
  Eliminate LIFO inventory reserve                                                         7,757                -
  Provide for other reorganization liabilities                                            (5,400)               -
  Record liability for fair value of interest rate protection agreement                   (3,500)               -
  Other                                                                                   (1,905)               -
                                                                                       ----------        ---------
     Total Fresh-Start Reporting                                                             385                -
Professional fees incurred in connection with the reorganization                         (20,000)          (5,704)
Interest earned on accumulated cash resulting from the Chapter 11
 proceedings                                                                                 988              173
Debtor-in-possession financing fees                                                            -           (3,740)
Other                                                                                          -           (1,499)
                                                                                       ----------        ---------
    Total reorganization items                                                         $ (18,627)        $(10,770)
                                                                                       ----------        ---------
                                                                                       ----------        ---------


     At June 17, 1995, as a result of the debt restructuring, the Company recorded an extraordinary gain on debt discharge as follows (in thousands):


    Elimination of Old Debt, deferred financing fees and accrued interest
     discharged                                                                                        $1,589,506
    Issuance of New Senior Notes                                                                         (580,721)
    Issuance of New Common Stock                                                                         (154,000)
                                                                                                       -----------
      Extraordinary gain on debt discharge                                                             $  854,785
                                                                                                       -----------
                                                                                                       -----------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION.
     The consolidated financial statements include the accounts of Grand Union and its subsidiaries, all of which are wholly owned. Intercompany transactions and balances have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (a) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and (b) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas of significant estimates include self insurance reserves, realization of deferred tax assets and retirement benefit reserves.

FISCAL YEAR.
     The Company's fiscal year ends on the Saturday nearest the last day of March. The years ended March 30, 1996 ("Fiscal 1996"), April 1, 1995 ("Fiscal 1995") and April 2, 1994 ("Fiscal 1994") were each comprised of 52 weeks. Fiscal 1996 includes the 11 weeks prior to the Effective Date which have been designated "Predecessor Company" and the 41 weeks subsequent to the Effective Date which have been designated "Successor Company".

TEMPORARY CASH INVESTMENTS.
     Temporary cash investments consist of short-term investments in highly liquid securities and cash equivalents, with initial maturities of three months or less.

 INVENTORY VALUATION.
    Grocery and general merchandise inventories are valued at the lower of last-in, first-out ("LIFO") cost or market. At March 30, 1996 and April 1, 1995, approximately $111,327,000 and $158,755,000, respectively, of grocery and general merchandise inventories were valued using the LIFO method. Replacement cost exceeded LIFO cost of these inventories by approximately $1,500,000 and $7,457,000 at March 30, 1996 and April 1, 1995,
    respectively. During Fiscal 1995, inventory levels were reduced resulting in a liquidation of LIFO inventories that had been carried at a value lower than current cost. Net loss was decreased by approximately $1,628,000 as a result of the liquidation. Perishable inventories are valued at the lower of average cost or market, which adequately provides for the matching of costs and related revenues due to the rapid turnover of such inventories.

    As of the Effective Date, the Company eliminated its LIFO reserve in conjunction with the implementation of Fresh-Start Reporting (See Note 1).

 PROPERTY.
    Land, buildings, fixtures and equipment and leasehold improvements are recorded at cost and include interest on the funds borrowed to finance construction. Depreciation and amortization of buildings, fixtures and equipment and leasehold improvements is computed using the straight-line method over estimated useful lives ranging from three to forty years. Properties held under capital leases are capitalized net of gains on sale leaseback transactions and are amortized using the straight-line method over the life of each lease.

 EXCESS REORGANIZATION VALUE AND GOODWILL.
    Goodwill was amortized using the straight-line method over a 40 year life. At April 1, 1995, accumulated amortization was $91,604,000. In accordance with Fresh-Start Reporting, the remaining value of goodwill was eliminated as of the Effective Date (See Note 1). Excess Reorganization Value, established in connection with Fresh-Start Reporting, is being amortized on a straight-line basis over five years. Accumulated amortization was $83,985,000 at March 30, 1996.

 BENEFICIAL LEASES.
    Amortization of beneficial leases is computed using the straight-line method over the lease life. As of the Effective Date, the Company revalued its beneficial lease assets in conjunction with the implementation of Fresh-Start Reporting (See Note 1). At March 30, 1996 and April 1, 1995, accumulated amortization was $14,275,000 and $33,426,000, respectively.

 DEFERRED FINANCING FEES.
    Financing fees are deferred and amortized over the expected life of the related loan. In connection with the implementation of Fresh-Start Reporting, the deferred financing fees asset related to discharged debt was eliminated as of the Effective Date (See Note 1) and a new asset was recorded relating to the New Bank Facility. At March 30, 1996 and April 1, 1995, deferred financing fees of $3,125,000 and $44,069,000 and accumulated amortization thereon of $356,000 and $13,712,000, respectively, are included in other assets in the accompanying consolidated balance sheet.

 INCOME TAXES.
    Deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.

 PENSION PLANS.
    The Company maintains a noncontributory, trusteed pension plan covering eligible employees and a supplemental nonqualified, nontrusteed plan for certain executives. The Company's policy is to fund pension amounts which satisfy the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In conjunction with the implementation of Fresh-Start Reporting, as of the Effective Date, the Company revalued its pension asset to its fair value.

 POSTRETIREMENT BENEFITS OTHER THAN PENSION.
    The Company accrues the estimated cost of retiree benefit payments, other than pension, during the years each employee provides services.

    Effective April 4, 1993, the Company adopted FAS No. 106, which requires the Company to accrue the estimated cost of retiree benefit payments during the years each employee provides services. The Company recognized the cumulative effect of this obligation, which increased the Company's net loss by $30,308,000, as of April 4, 1993.

SELF INSURANCE.
    The Company self insures workers' compensation, automobile liability, general liability and non-union employee medical costs up to varying deductible limits and carries third party insurance in excess of such limits. Reserves are provided for the estimated whole dollar settlement value up to the deductible limits of all claims incurred during each policy year.

ADVERTISING COSTS.
    Advertising costs are expensed as incurred. Advertising expense for the 41 weeks ended March 30, 1996, 11 weeks ended June 17, 1995, Fiscal 1995 and Fiscal 1994 was $28,084,000, $7,383,000, $31,691,000 and $32,887,000.

STORE CLOSURE EXPENSE.
    Estimated whole dollar net costs of holding and disposing of closed stores are provided as of the later of the date the decision is made to close the store or the date such costs are reasonably estimable.

PRE-OPENING COSTS.
    Store pre-opening costs are charged to expense as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS.
    The carrying amount of cash, temporary cash investments, receivables, accounts payable and accrued liabilities approximates fair value. The fair value of the Company's debt at March 30, 1996 is discussed in Note 9. At April 1, 1995, outstanding pre-petition accounts payable, accrued liabilities, long-term debt and redeemable preferred stock are classified as Liabilities Subject to Compromise. The fair value of these liabilities is based on the provisions of the Plan, as discussed in Note 1. The fair value of interest rate swap agreements is the amount at which such agreements could be settled, based on estimates from counterparties.

NET LOSS PER SHARE.
    Net loss per share for the 41 weeks ended March 30, 1996 has been calculated on the basis of 10,000,000 shares outstanding. Warrants were excluded from the calculation because their inclusion would be anti-dilutive. Net loss per common share data is not meaningful for periods prior to the Effective Date due to the significant change in the capital structure of the Company.

IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-TERM ASSETS TO BE DISPOSED OF.
    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Term Assets to be Disposed of ("SFAS
    No. 121"), which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 as of the Effective Date.

RECLASSIFICATIONS.
    Certain amounts have been reclassified in the prior year financial statements to conform to current year presentation.

NOTE 3 - LIABILITIES SUBJECT TO COMPROMISE

    Certain obligations of the Company which were in existence as of the Filing Date were not paid while the Company operated as a debtor-in-possession. The Company's estimate of these claims is reflected in the accompanying Fiscal 1995 balance sheet as "Liabilities Subject to Compromise" as follows (in thousands):


Debt (a)

GRAND UNION
Equipment Mortgage Notes                          $    2,997
Bank Credit Agreement                                 93,144
11.25% Senior Notes                                  350,000
11.375% Senior Notes                                 175,000
12.25% Senior Subordinated Notes                     500,000
12.25% Senior Subordinated Notes, Series A            50,000
13% Senior Subordinated Notes                         16,150

CAPITAL
15% Senior Zero Coupon Notes                         170,239
16.5% Senior Subordinated Zero Coupon Notes          100,965

HOLDINGS
12% Junior Subordinated Notes                          7,862
                                                  ----------
   Total debt                                      1,466,357
Accounts payable (b)                                  62,006
Accrued liabilities                                   20,583
Interest payable                                      68,060
Obligations under capital leases                     148,586
Other noncurrent liabilities                          52,106
                                                  ----------
   Total Liabilities Subject to Compromise        $1,817,698
                                                  ----------
                                                  ----------

(a) See Note 9 for additional information on debt securities.
(b) Accounts payable at April 1, 1995 are net of payments made on certain pre-petition liabilities in accordance with first-day orders obtained from the Bankruptcy Court.

NOTE 4 - UNUSUAL ITEMS

  Unusual items included in the consolidated statement of operations consist of the following (in thousands):



                                                           Successor
                                                            Company                 Predecessor Company
                                                           --------      -----------------------------------------
                                                           41 Weeks       11 Weeks       52 Weeks       52 Weeks
                                                            Ended          Ended          Ended          Ended
                                                           March 30,      June 17,       April 1,       April 2,
                                                            1996           1995           1995           1994
                                                           --------       -------         --------      ---------

Provision for organizational restructuring                 $  2,500       $    --        $     --      $      --
Provision for warehouse closures                             15,000            --              --             --
Charges relating to voluntary resignation
  incentive programs                                          4,500            --              --
Reorganization items (See Note 1)                                --        18,627          10,770             --
Provision for store closures                                     --            --          12,900             --
Charges relating to pension settlement and
  early retirement programs (See Note 12)                        --            --           3,747          4,468
                                                           --------       -------        --------      ---------
                                                            $22,000       $18,627        $ 27,417      $   4,468
                                                           --------       -------        --------      ---------
                                                           --------       -------        --------      ---------



The provision for organizational restructuring is principally comprised of the cash cost of severance and future lease payments, approximately one-half of which has been paid by March 30, 1996.

    On June 15, 1995, January 2, 1996 and January 21, 1996, the Company entered into supply agreements with C&S Wholesale Grocers, Inc. ("C&S"), under which C&S will stock and distribute to all Grand Union stores substantially all of the merchandise formerly owned and warehoused by Grand Union. Under two of the agreements, C&S will stock and supply grocery and perishable products from its own warehouses. Under the most recent agreement, C&S will stock and supply health and beauty care and general merchandise products from the Company's Montgomery, New York warehouse. Accordingly, the Company recorded a provision relating to the closure of two metropolitan New York warehouses consisting principally of cash costs of severance, pension withdrawal liability, security and other expenses directly related to the closing of the warehouses. Substantially all of the net costs of closing these facilities were paid prior to March 30, 1996.

    During the 41 weeks ended March 30, 1996, the Company made cash payments of $4,500,000 relating to voluntary resignation incentive programs under which certain classes of store employees accepted monetary incentives to voluntarily resign from their positions.

    During Fiscal 1995, the Company established a provision for store closings, net of a non-recurring item. The provision included a charge of $16,900,000 ($8,200,000 of which required cash outlays) relating to the closure of sixteen stores principally consisting of store closing costs, estimated carrying costs through expected dates of disposition and the remaining net book value of store fixed assets. Additionally, the Company realized $4,000,000 of proceeds from the termination of a warehouse sublease. All stores were closed prior to April 1, 1995. Substantially all of the costs of closing these facilities were paid as of March 30, 1996.

NOTE 5 - ACQUISITION OF LONG ISLAND STORES

    On October 18, 1993, the Company acquired five supermarket locations on Long Island for cash consideration of $18,300,000, of which $6,000,000 was allocated to property, equipment and leasehold improvements, $10,100,000 was allocated to goodwill and $2,200,000 for store inventory. The acquisition was financed through the application of a portion of the proceeds of the sale to institutional investors of $50,000,000 principal amount of Series A 12.25% Subordinated Notes.

NOTE 6 - PROPERTY

    Property, at cost, consists of the following (in thousands):

                                                      Successor   Predecessor
                                                       Company      Company
                                                   ------------   -----------
                                                      March 30,     April 1,
                                                        1996         1995
                                                   ------------   -----------
Property owned:
  Land                                              $  18,776     $  18,815
  Buildings                                            57,309        68,427
  Fixtures and equipment                              144,268       254,615
  Leasehold improvements                              107,220       147,050
                                                   ------------   -----------
                                                      327,573       488,907

  Less: accumulated depreciation and amortization      32,493       183,968
                                                   ------------   -----------
  Property owned, net                                 295,080       304,939
                                                   ------------   -----------
Property held under capital leases:
   Land and buildings                                  97,801       123,030
   Equipment                                           18,184        22,911
                                                   ------------   -----------
                                                      115,985       145,941

  Less: accumulated amortization                        5,486        23,918
                                                   ------------   -----------
  Property held under capital leases, net             110,499       122,023
                                                   ------------   -----------
  Property                                         $  405,579     $ 426,962
                                                   ------------   -----------
                                                   ------------   -----------

    Depreciation and amortization of owned and leased property for the 41 weeks ended March 30, 1996, the 11 weeks ended June 17, 1995, Fiscal 1995 and Fiscal 1994 was $42,706,000, $11,246,000, $57,089,000, and $52,760,000, respectively.

NOTE 7 - RECEIVABLES AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Receivables at March 30, 1996 and April 1, 1995 are net of allowances for doubtful accounts of $1,146,000 and $998,000, respectively.

    Accounts payable and accrued liabilities consist of the following (in thousands):


                                                      Successor   Predecessor
                                                       Company      Company
                                                   ------------   -----------
                                                      March 30,     April 1,
                                                        1996         1995
                                                   ------------   -----------

Accounts and drafts payable                        $  86,638         $112,647
Accrued liabilities:
Payroll                                               18,179           19,741
Interest                                               8,740           12,977
Self insurance                                        12,098            6,207
Other                                                 44,355           22,554
                                                   ------------   -----------
                                                   $ 170,010         $174,126
                                                   ------------   -----------
                                                   ------------   -----------


NOTE 8 - INCOME TAXES

    The components of the income tax benefit are as follows (in thousands):




                                                           Successor
                                                            Company                 Predecessor Company
                                                           --------      -----------------------------------------
                                                           41 Weeks       11 Weeks       52 Weeks       52 Weeks
                                                            Ended          Ended          Ended          Ended
                                                           March 30,      June 17,       April 1,       April 2,
                                                            1996           1995           1995           1994
                                                           --------       -------         --------      ---------

Current tax benefit:
 Federal                                                   $      --      $     --       $      --      $       --
 State                                                            --            --              --              --
                                                           ---------      --------       ---------      ----------
                                                                  --            --              --              --
                                                           ---------      --------       ---------      ----------

Deferred tax benefit:
 Federal                                                     16,157             --              --              --
 State                                                        2,770             --              --              --
                                                           ---------      --------       ---------      ----------
 Total Deferred                                              18,927             --              --              --
                                                           ---------      --------       ---------      ----------
 Income tax benefit                                        $ 18,927       $     --       $      --      $       --
                                                           ---------      --------       ---------      ----------
                                                           ---------      --------       ---------      ----------


  The reconciliation of the income tax benefit computed at the federal statutory rate to the reported income tax benefit is as follows (in thousands):



                                                           Successor
                                                            Company                 Predecessor Company
                                                           --------      -----------------------------------------
                                                           41 Weeks        11 Weeks       52 Weeks       52 Weeks
                                                            Ended           Ended          Ended          Ended
                                                           March 30,       June 17,       April 1,       April 2,
                                                             1996            1995           1995           1994
                                                           --------       ---------      -----------    ----------

Benefit computed at federal statutory tax rate             $ 45,074       $  10,268      $    55,941    $   41,284
Increase (decrease) in the benefit resulting from:
  Amortization of excess reorganization value               (28,992)             --               --            --
  Amortization of goodwill                                       --          (6,295)          (5,379)       (5,486)
  State and local taxes, net of federal tax benefit           2,770              --              --            --
  Effect of change in rate on temporary differences              --              --              --          3,099
  Deferred tax asset valuation allowance                         --          (3,948)         (51,014)      (37,912)
  Other                                                          75             (25)             452          (985)
                                                           --------       ----------     -----------    ----------
Income tax benefit                                         $ 18,927       $      --      $        --    $       --
                                                           --------       ----------     -----------    ----------
                                                           --------       ----------     -----------    ----------




    The components of the net deferred tax asset are as follows (in thousands):



                                                      Successor   Predecessor
                                                       Company      Company
                                                   ------------   -----------
                                                      March 30,     April 1,
                                                        1996         1995
                                                   ------------   -----------

Deferred tax assets
 Non-cash interest                                    $ 5,727        $31,354
 Insurance reserve                                     19,300         15,470
 Pension                                                4,077          7,273
 Post retirement benefit liability                     14,676         11,870
 Other miscellaneous reserves                          25,477         26,213
 Net operating loss carryforward                       15,246        132,253
                                                      -------        --------
Total deferred tax assets                              84,503        224,433
                                                      -------        --------

Deferred tax liabilities
 Depreciable assets                                    26,016         18,227
 Other                                                  4,571             --
                                                      -------        --------
Total deferred tax liabilities                         30,587         18,227
                                                      -------        --------
Net deferred tax asset before valuation allowance      53,916        206,206
Valuation allowance                                       --        (206,206)
                                                      -------        --------
Deferred tax asset                                    $53,916        $    --
                                                      -------        --------
                                                      -------        --------


    Under existing income tax laws, the Company is not required to include in its taxable income any cancellation of debt income as a result of the debt forgiven pursuant to the Plan. Accordingly, no income taxes have been provided on the extraordinary gain on debt discharge in the statement of operations for the 11 weeks ended June 17, 1995.

    There are no remaining operating loss or credit carryforwards of the Predecessor Company and there was no change in the tax basis of the Company's assets as of the Effective Date.

    As of March 30, 1996, the Company had a net operating loss carryforward of approximately $37,000,000 for tax purposes, expiring in the year 2011.

NOTE 9  - DEBT
    As previously discussed, long-term debt as of April 1, 1995 was classified in the consolidated balance sheet as Liabilities Subject to Compromise. Comparative amounts, had the April 1, 1995 amounts not been reclassified, are as follows (in thousands):



                                                                               Successor    Predecessor
                                                                                Company       Company
                                                                            ------------    -----------
                                                                               March 30,     April 1,
                                                                                 1996          1995
                                                                            ------------    -----------
GRAND UNION:
 Equipment mortgage notes                                                      $   2,039      $   2,997
 Bank Credit Agreements
  Term Loan                                                                      104,144         39,144
  Revolving Credit Facility                                                       33,000         54,000
New 12% Senior Notes due September 1, 2004
 (includes $5,276 of unamortized debt premium)                                    600,697            --
 11.25% Senior Notes, settled pursuant to the Plan                                     --       350,000
 11.375% Senior Notes, settled pursuant to the Plan                                    --       175,000
 12.25% Senior Subordinated Notes, settled pursuant to the Plan                        --       500,000
 12.25% Senior Subordinated Notes, Series A, settled pursuant to the Plan              --        50,000
 13% Senior Subordinated Notes, settled pursuant to the Plan                           --        16,150
CAPITAL:
 15% Senior Zero Coupon Notes, settled pursuant to the Plan                            --       170,239
 16.50% Senior Subordinated Zero Coupon Notes, settled pursuant to the Plan            --       100,965
HOLDINGS:
 12% Junior Subordinated Notes, settled pursuant to the Plan                           --         7,862
                                                                              ------------   -----------
                                                                                  739,880     1,466,357
Less: current maturities of long-term debt                                          1,813         1,010
                                                                              ------------   -----------
Long-term debt                                                                 $  738,067    $1,465,347
                                                                              ------------   -----------
                                                                              ------------   -----------




    On the Effective Date, obligations relating to the Predecessor Company's Bank Credit Agreement were paid in full and the Company entered into the New Bank Facility with a group of lenders. The New Bank Facility consists of the New Revolving Credit Facility which expires June 15, 2000 and provides for borrowings or issued letters of credit aggregating $100,000,000 and the New Term Loan totaling $104,144,371. The New Bank Facility is secured by substantially all of the assets of the Company and its subsidiaries, whether in existence at the Effective Date or acquired thereafter, excluding those assets permitted to be financed by third parties. Outstanding borrowings bear interest at a rate equal to the applicable margin (1.5% and 2% for the New Revolving Credit Facility and New Term Loan, respectively) plus the higher of (a) the prime rate, as defined, (b) the adjusted certificate of deposit rate, as defined, plus 0.5% or (c) the federal funds rate, as defined, plus 0.25%. Alternatively, the Company may borrow, at its option, at the LIBOR rate, as defined, plus the applicable margin (3.0% and 3.5% for the New Revolving Credit Facility and Term Loan, respectively). At March 30, 1996, borrowings under the New Revolving Credit Facility and the New Term Loan were at weighted interest rates of 9.75% and 9.08%, respectively. The New Term Loan requires quarterly principal payments of $13,018,000 from September 30, 2000 through June 15, 2002. The New Bank Facility provides for mandatory prepayments based on the occurrence of certain specified transactions. As of March 30, 1996, the Company had issued $43,945,000 of letters of credit.

    The New Bank Facility contains certain restrictions and financial covenants relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness, asset sales, dividends, capital expenditures, prepayment of other indebtedness and restrictions on issuance of subsidiary stock. On February 16, 1996, the Company sought and obtained from its banks a waiver and amendment to its New Bank Facility which relieves the Company from the agreement's EBITDA requirements to the extent of (a) $15,000,000 in charges related to the closure of warehouse operations and
(b) $2,500,000 in charges relating to organizational restructuring. The waiver and amendment also provide relief from other technical requirements related to two of the C&S agreements (see Note 4). The Company was in compliance with the terms and restrictive covenants of the New Bank Facility, as amended, as of March 30, 1996.

    The Predecessor Company entered into a debtor-in-possession revolving credit agreement on January 30, 1995 (the "DIP Facility") with the banks party thereto. This agreement amended the bank credit agreement in effect prior to execution of the New Bank Facility. Under the DIP Facility, the Predecessor Company was allowed to borrow up to $150,000,000 in the form of a revolving credit facility for its working capital and general corporate requirements during the bankruptcy proceedings. The

DIP Facility provided for a commitment fee equal to 0.5% of the average unused portion and was secured by first priority liens on all the assets and capital stock of the Company which secured the Bank Credit Agreement. The Predecessor Company had no borrowings under the DIP Facility during the Chapter 11 proceedings and the DIP Facility terminated on the Effective Date.

   The Term Loan and Revolving Credit Facility prior to the DIP Facility provided for interest at either a floating rate of 2% and 1.5%, respectively, per annum above the prime rate, as defined, or 3.5% and 3%, respectively, per annum above the LIBOR rate, as defined, at the option of the Predecessor Company. As of April 1, 1995, borrowings under the Term Loan and Revolving Credit Facility were at weighted interest rates of 13.0% and 12.5% (each including a 2% penalty), respectively. The Predecessor Company was charged commitment fees of 0.5% per annum on the average unused portion of the Revolving Credit Facility.

   Pursuant to the Plan, on the Effective Date, the Senior Notes were deemed cancelled and each holder of Senior Notes became entitled to receive its pro rata share of the Successor Company's New Senior Notes having an aggregate principal amount of $595,475,922. Interest on the New Senior Notes is payable semi-annually each March 1 and September 1, commencing March 1, 1996.

  As discussed in Note 1, on the Effective Date, the Subordinated Notes were deemed cancelled and each holder of Subordinated Notes became entitled to receive its pro rata share of 10,000,000 shares of New Common Stock.

  As discussed in Note 1, on the Effective Date, Capital's equity interest in Grand Union was cancelled without receipt by Capital of any consideration for such equity and, under certain conditions, holders of the Capital Notes became entitled to receive their pro rata share of 300,000 Series 1 Warrants to purchase shares of New Common Stock at a purchase price of $30 and 600,000 Series 2 Warrants to purchase shares of New Common Stock at a purchase price of $42 per share. The warrants, none of which were exercised as of March 30, 1996, expire on June 15, 2000.

  The Plan made no provisions for Holding's Junior Notes.

    As discussed in Note 1, effective January 25, 1995, as a result of the Chapter 11 filing, the Company discontinued accruing interest on the Subordinated Notes, the Capital Notes and the Holdings Junior Notes.

   The New Bank Facility is recorded at carrying value, which approximates fair value as of March 30, 1996. The fair value of the New Senior Notes, based upon published trading values, is $519,505,000 at March 30, 1996. The fair value of all debt instruments as of April 1, 1995 was based on the provisions of the Plan, as discussed in Note 1.

   Grand Union was party to an interest rate swap agreement which expired February 9, 1996, entered into in connection with the Bank Credit Agreement. Under the terms of the agreement, which continued under the New Bank Facility, Grand Union received a fixed rate of 4.53% on $150,000,000 of debt and paid a floating rate based on three month LIBOR, as determined in three month intervals. The floating rate at April 1, 1995 was 6.25%. The net amount received or paid was included in net interest expense and was not material to interest expense in any period presented. At April 1, 1995, the estimated fair value of the interest rate swap agreement was a liability of approximately $2,158,000 which was not recorded on the books of the Company.

  Maturities of long term debt during each of the next five fiscal years are approximately $1,813,000, $109,000, $92,000, $25,000 and $39,054,000,
respectively.

NOTE 10  - PROPERTY LEASES

   The Company operates principally in leased stores and offices, and in most cases holds renewal options with varying terms. Many of the leases contain clauses which provide for increased rentals based upon increases in real estate taxes and lessors' operating expenses.

   Future minimum payments under capital and non-cancelable operating leases, net of minimum sublease income, as of March 30, 1996 are as follows (in thousands):

                                                        Capital   Operating
                                                        -------   ---------
Fiscal
1997                                                  $  24,463   $ 30,318
1998                                                     22,819     29,745
1999                                                     20,802     27,958
2000                                                     19,490     26,167
2001                                                     18,177     19,743
Later years                                             248,070    144,719
                                                      ---------   --------
Total minimum lease payments                            353,821    278,650
Less:  estimated  executory costs included  in  total
 minimum lease payments                                     371         --
Less:  sublease rental income                                --      1,628
                                                      ---------   --------
Net minimum lease payments                              353,450   $277,022
                                                                  --------
                                                                  --------
Less: portion representing interest                     218,256
                                                      ---------
Present value of net minimum lease payments             135,194
Less: current portion of obligations under capital
 leases                                                   7,080
                                                       --------
Non-current portion of obligations under capital
 leases                                                $128,114
                                                       --------
                                                       --------

   The minimum lease payments shown above do not include future minimum sublease rental income of $2,054,000 under non-cancelable subleases or payments for contingent rentals under certain store leases on the basis of sales in excess of stipulated amounts.

   Contingent rentals incurred on capital leases for the 41 weeks ended March 30, 1996, the 11 weeks ended June 17, 1995, Fiscal 1995 and Fiscal 1994 were $130,000, $39,000, $253,000 and $313,000, respectively.

   The rental expense for all operating leases was $33,923,000, $8,696,000, $31,900,000 and $30,170,000 during the 41 weeks ended March 30, 1996, the 11 weeks ended June 17, 1995, Fiscal 1995 and Fiscal 1994, respectively. Contingent rental expense included in total rental expense was $2,127,000, $638,000, $3,114,000 and $3,658,000 during the 41 weeks ended March 30, 1996, the 11 weeks ended June 17, 1995, Fiscal 1995 and Fiscal 1994, respectively.

NOTE 11 - STOCKHOLDERS' EQUITY (DEFICIT) AND REDEEMABLE OLD COMMON AND PREFERRED STOCK

   Changes in Stockholders' Equity (Deficit) and Redeemable Old Common Stock were as follows (in thousands):

                                  New      Redeemabable       Old       Capital in
                                Common      Old Common       Common      Excess of        Equity
                                 Stock       Stock (a)       Stock       Par Value       (Deficit)
                                ------     ------------      ------     ----------       ---------
Predecessor Company
- -------------------
Balance at April 3, 1993      $    --       $ 9,547          $  1        $    --        $(510,344)
Net loss                           --            --            --             --         (117,953)
Accrued preferred  stock
 dividends of Predecessor
 Company                           --            --            --             --          (16,011)
Pension adjustment                 --            --            --             --             (456)
Reclassification of
 redeemable stock of
 Predecessor Company (b)           --          (140)           --             --              140
Payments of notes
 receivable from former
 management investors
 of Predecessor Company (b)        --            --            --             --                7
                              -------       -------          ----        --------       ---------
Balance at April 2, 1994           --         9,407             1             --         (644,617)
Net loss                           --            --            --             --         (159,830)
Accrued preferred  stock
 dividends of Predecessor
 Company                           --            --            --             --          (19,480)
Pension adjustment                 --            --            --             --             (257)
                              -------       -------          ----        --------       ---------
Balance at April 1, 1995           --         9,407             1             --         (824,184)
Net income for the 11
 weeks ended June 17,
 1995                              --           --             --             --          825,449
Extinguishment of
 stockholders' equity
 in connection with
 bankruptcy                        --        (9,407)           (1)            --           (1,265)
                              -------       -------          ----        --------       ---------
Balance at June 17, 1995      $    --       $    --          $ --        $    --        $      --
                              -------       -------          ----        --------       ---------
                              -------       -------          ----        --------       ---------

Successor Company
- -----------------
Balance at June 17, 1995      $    --       $    --          $ --        $    --        $      --
Issuance of New Common
 Stock                         10,000            --            --        144,000               --
Net loss for the 41
 weeks ended March 30,
 1996                              --            --            --             --         (109,856)
                              -------       -------          ----        --------       ---------
Balance at March 30, 1996     $10,000       $    --          $ --        $144,000       $(109,856)
                              -------       -------          ----        --------       ---------
                              -------       -------          ----        --------       ---------


(a) The Redeemable Old Common Stock represents shares of Holdings held by management investors, which were redeemable under certain limited circumstances at the option of the holder.

(b) Grand Union purchased 164 shares of common stock of Holdings from former management investors for $156,000 (of which $140,000 was carried as Redeemable Common Stock) and in related transactions was repaid $7,000 to fully satisfy notes receivable from these management investors.

   The Company's Certificate of Incorporation and Bylaws were restated as of the Effective Date. The New Certificate authorizes 40,000,000 shares of stock, of which 30,000,000 shares will be reserved for issuance as New Common Stock and 10,000,000 shares will be reserved for issuance as new preferred stock. Under the Plan, on the Effective Date, the Old Common Stock was cancelled and, as described in Note 1, holders of the Subordinated Notes became entitled to receive their pro rata share of 10,000,000 shares of New Common Stock. In addition, on the Effective Date, holders of Capital Senior Zero Notes and Capital Subordinated Zero Notes who executed releases became entitled to receive an aggregate of Series 1 Warrants to purchase 300,000 shares of New Common Stock at an exercise price of $30 per share and Series 2 Warrants to purchase 600,000 shares of New Common Stock at an exercise price of $42 per share. Both the Series 1 Warrants and the Series 2 Warrants will expire five years after the Effective Date. The New Common Stock and all other equity securities issued under the New Certificate will be voting securities (although the voting rights of any new preferred stock issued will differ from those of New Common Stock) and will not have any preemptive rights to subscribe for additional shares. The New Common Stock is not subject to conversion or redemption and when issued will be fully paid and non-assessable.

   Changes in Redeemable Old Preferred Stock of the Predecessor Company were as follows (in thousands):

                                Series A   Series B   Series C       Total
                                --------   --------   --------       -----
Balance at April 3, 1993       $ 54,333    $ 7,914    $ 67,993     $ 130,240
Accrued preferred stock
 dividends                        6,697        936       8,378        16,011
Preferred stock dividends            --       (939)         --          (939)
                                -------     ------     -------      --------
Balance at April 2, 1994         61,030      7,911      76,371       145,312
Accrued preferred stock
 dividends                        8,152      1,099      10,229        19,480
                                -------     ------     -------      --------
Balance at April 1, 1995         69,182      9,010      86,600       164,792
Extinguishment of
 Predecessor Company
 Stock in connection with
 bankruptcy                     (69,182)    (9,010)    (86,600)     (164,792)
                                -------     ------     -------      --------
Balance at June 17, 1995       $     --    $    --    $     --     $      --
                                -------     ------     -------      --------
                                -------     ------     -------      --------

   The Series A cumulative exchangeable redeemable preferred stock ("Series A old preferred stock") had a $.01 par value; 500,000 shares authorized; and 351,745 shares issued and outstanding. The Series B cumulative redeemable convertible preferred stock ("Series B old preferred stock") had a $.01 par value; 500,000 shares authorized; and 78,256 shares issued and outstanding. The Series C cumulative redeemable convertible preferred stock ("Series C old preferred stock") had a $.01 par value; 500,000 shares authorized; and 440,771 shares issued and outstanding.

   The Series A, Series B and Series C old preferred stock each carried dividend rates of 12% per annum. At the discretion of Holdings, cash dividends were payable on the Series A, Series B and Series C old preferred stock semi-annually each March 1, and September 1; however, no cash dividends could be declared or paid on the Series A, Series B or Series C old preferred stock while the Bank Credit Agreement was outstanding. Such declaration or payment would have violated the terms of indebtedness incurred to refinance the 13% Subordinated Notes or the Bank Credit Agreement. If cash dividends were prohibited, dividends on the Series B old preferred stock were payable in Holdings Junior Notes annually each March 1. Series B old preferred stock, and accrued and unpaid dividends thereon, could have been converted at any time, at the holder's option, into shares of Series C old preferred stock. Series C old preferred stock, and accrued and unpaid dividends thereon, could have been converted at any time, at the holder's option, into shares of Series B old preferred stock; or the Series C old preferred shares could have been converted at any time, at the holder's option, into the same number of shares of Series B old preferred stock and the accrued and unpaid dividends on such stock into a principal amount of Holdings Junior Notes. Redeemable Old Preferred Stock of the Predecessor Company had no voting rights except as required by law and except that holders of each series had a class vote as to any matter which would change the preferences, rights or powers of such series and the vote of all series of preferred stock, voting together, was required to issue any prior ranking preferred stock.

   Through July 23, 1994, dividends accrued on the old preferred stock at a rate of 12% per annum, reflecting management's estimate that the old preferred stock would be redeemed prior to the July 14, 1996 dividend step-up date. As of July 24, 1994, the Company changed its estimate of the date on which the old preferred stock was expected to be redeemed from on or before the date of the dividend step-up to an indeterminate date. Accordingly, from July 24, 1994 through the Filing Date, the Company accrued dividends recognizing a yield to redemption rate of 18.2% per annum for the Series A old preferred stock, 19.3% for the Series B old preferred stock and 18.3% for the Series C old preferred stock. Accrued undeclared dividends were recorded as an increase of stockholders' deficit and as an increase in the respective preferred stock carrying value.

   The Redeemable Stock of Holdings has been classified as Redeemable Stock Subject to Compromise in the accompanying April 1,1995 consolidated balance sheet. The Plan made no provision for the holders of the Redeemable Preferred Stock. Accordingly, as of the Filing Date, dividends were no longer accrued on the preferred stock.

   The fair value of Redeemable Old Preferred Stock as of April 1, 1995 was based on the provisions of the Plan as discussed in Note 1.

NOTE 12  - PENSION PLANS

   The Company has not segregated the respective Successor and Predecessor Company pension expense for Fiscal 1996 because it is impractical to do so.

   The components of net periodic pension expense for the Company's defined benefit pension plans are as follows (in thousands):

                                             Fiscal      Fiscal     Fiscal
                                              1996        1995       1994
                                             ------      ------     ------
Service  cost - benefits earned during the
 period                                      $  4,317   $  4,715    $ 5,212
Interest costs on projected benefit
 obligations                                   12,523     13,706     13,742
Return on plan assets                         (32,921)   (12,179)    (9,068)
Net amortization and deferral                  17,877     (4,042)    (7,610)
Charges relating to pension settlement  and
 early retirement programs                         --      3,747      4,468
                                             --------   --------    -------
Net periodic pension expense                 $  1,796   $  5,947    $ 6,744
                                             --------   --------    -------
                                             --------   --------    -------

   During Fiscal 1995 and Fiscal 1994 the Company incurred charges totaling $3,747,000 and $4,468,000, respectively, relating to pension settlements, under both its qualified and nonqualified pension plans, principally as a result of early retirement programs offered to certain employees.

  The actuarial present value of benefit obligations and the funded status of the Company's pension plans are as follows (in thousands):


                                                         Qualified                 Unqualified
                                                 --------------------------  --------------------------
                                                  Successor     Predecessor   Successor    Predecessor
                                                   Company       Company       Company       Company
                                                  ----------    ----------    -----------   -----------
                                                   March 30,      April 1,      March 30,     April 1,
                                                    1996           1995          1996          1995
                                                  ----------    ----------    -----------   -----------
Actuarial  present value of  benefit
 obligations:
 Vested benefits                                 $  146,821    $  142,272    $   3,968      $   4,161
 Nonvested benefits                                   3,948         4,383           --             --
                                                 ----------    ----------    ---------      ---------
 Total benefits                                  $  150,769    $  146,655    $   3,968      $   4,161
                                                 ----------    ----------    ---------      ---------
                                                 ----------    ----------    ---------      ---------

Projected benefit obligations                    $ (167,010)   $ (164,037)   $  (4,618)     $  (5,076)
Plan assets, primarily stocks and
 bonds, at fair value                               170,684       161,201           --             --
                                                 ----------    ----------    ---------      ---------
Funded (unfunded) status                              3,674        (2,836)      (4,618)        (5,076)
Unrecognized net loss                                (8,259)       20,401        1,364          1,545
Unrecognized prior service cost                          --         1,480          (25)           (28)
Adjustment required to recognize
 minimum liability                                       --            --         (689)          (602)
                                                 ----------    ----------    ---------      ---------
Pension (liability) asset                        $   (4,585)   $   19,045    $  (3,968)     $  (4,161)
                                                 ----------    ----------    ---------      ---------
                                                 ----------    ----------    ---------      ---------


   The pension liability as of March 30, 1996 is carried in other noncurrent liabilities in the accompanying consolidated balance sheet. The pension asset and liability at April 1, 1995 are included in Other Assets and Liabilities Subject to Compromise, respectively.

   Significant actuarial assumptions used in all Company sponsored plans were as follows:

                                         Fiscal        Fiscal      Fiscal
                                          1996          1995        1994
                                       -----------   -----------  ----------
Discount rates                            8.0%          7.5%      7.0% - 8.0%
Rates of increase in future
 compensation                          4.0% - 5.0%   3.5% - 3.9%  3.9% - 4.3%
Long-term rate of return on plan
 assets                                   9.75%         9.5%         9.5%

NOTE 13 - POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

   The Company provides certain health care and life insurance benefits for substantially all of its full-time non-union employees and union employee groups. The Company's postretirement plans currently are not funded. The Company's union employee groups are participants in multi-employer plans which require monthly contributions and which are not subject to the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS No. 106").

   The Company has not segregated the respective Successor and Predecessor Company postretirement benefit expense for Fiscal 1996 because it is impractical to do so.

   The unfunded accumulated postretirement benefit obligation consists of the following (in thousands):

                                                  Successor       Predecessor
                                                   Company         Company
                                                  ----------      -----------
                                                   March 30,        April 1,
                                                     1996            1995
                                                  ----------      -----------
Retirees                                           $17,761         $16,062
Fully eligible active plan participants              2,613           2,924
Other active plan participants                      16,194          16,131
Unrecognized net loss                                   --          (1,226)
                                                  ----------      -----------
                                                   $36,568         $33,891
                                                  ----------      -----------
                                                  ----------      -----------

  Net postretirement benefit cost consisted of the following (in thousands):

                                                 Fiscal     Fiscal     Fiscal
                                                  1996       1995       1994
                                               ---------  ---------  ---------
Service cost - benefits earned
 during the period                             $   591    $   695    $   728
Interest cost on accumulated
 postretirement benefit obligation               2,594      2,604      2,571
                                               ---------  ---------  ---------
                                               $ 3,185    $ 3,299    $ 3,299
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

   The assumed health care trend cost rate used in measuring the accumulated postretirement obligation as of March 30, 1996 and April 1, 1995 was 12.0% and 13.0%, respectively, for associates pre-age 65 and 9.0% and 10.0% for associates post-age 65 for March 30, 1996 and April 1, 1995, respectively, decreasing each successive year by 1% until the respective trend rates reach 5.5% after which the trend rate remains constant. An increase of 1% in the assumed health care cost trend rate for the current year would increase the accumulated postretirement benefit obligation by approximately $800,000 and the annual net postretirement health care cost by approximately $60,000.

  Prior to January 1, 1994, Grand Union provided medical benefits which were, in part, dependent upon the health care cost rate. Effective January 1, 1994, Grand Union modified its postretirement health care benefits to provide benefits for all future retirees based on a service related flat dollar premium allowance. Accordingly, the health care trend rate will not be a significant factor in determining Grand Union's liability for future retirees under its postretirement health care arrangements. The modification to the plan did not have a material effect on the accumulated postretirement benefit obligation. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25%, 8.0% and 7.5% for Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively, and the interest cost component of the net periodic cost was 8.0%, 7.5% and 8.0% for Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively.

NOTE 14 - EQUITY COMPENSATION PLANS

   During the 41 weeks ended March 30, 1996, the Board of Directors of the Company adopted The Grand Union Company 1995 Equity Incentive Plan ("Employees' Plan"), which provides for issuance of options to purchase up to 950,000 shares of the Company's common stock, and The Grand Union Company 1995 Non-Employee Directors' Stock Option Plan ("Directors' Plan"), which provides for the issuance of options to purchase up to 50,000 shares of the Company's common stock. Both Plans are subject to stockholder approval and will be administered by a committee of the Board of Directors.

   Options were granted to purchase 210,680 shares under the Employees' Plan, at an exercise price of $6.625 per share, and 25,000 shares under the Directors' Plan, at an exercise price of $5.75 per share. The exercise prices were at fair market value on the respective grant dates. All options expire in December, 2005, and no options may be exercised prior to approval by the Shareholders.

NOTE 15 - RELATED PARTY TRANSACTIONS

    Donaldson, Lufkin and Jenrette ("DLJ"), a managing director of which serves on the board of directors of the Company, provided the Company with consulting services in connection with the bankruptcy. DLJ was paid $1,278,000 in Fiscal 1996 for services in connection with the bankruptcy proceedings. Additionally, the Company entered into an agreement with DLJ in February, 1996 to act as exclusive financial advisor to the Company for the purpose of identifying alternative sources of new capital. The agreement provided for a $200,000 retainer fee.

    Prior to the Effective Date, the Company was party to a financial advisory agreement with MTH (the "MTH Agreement"), pursuant to which MTH, which indirectly controlled the Company and Penn Traffic Company ("Penn Traffic"), was to have provided certain financial consulting and business management services to the Company through July 1997. In accordance with the Plan, the MTH Agreement was terminated on the Effective Date and Grand Union executed a settlement agreement (the "MTH Settlement Agreement"), which provides for the termination of the MTH Agreement, payment by Grand Union of accrued and unpaid fees under the MTH Agreement through the Effective Date and for the indemnification of MTH and certain entities related to MTH from certain claims and liabilities, subject to the terms and limitations set forth in the MTH Settlement Agreement. The Company deposited $3,000,000 relating to the indemnification in escrow on the Effective Date. During the 11 weeks ended June 17, 1995, Fiscal 1995, and Fiscal 1994, the Company paid $315,000, $750,000 and
$900,000, respectively, to MTH, pursuant to the MTH Agreement.

    From September 1993 until September 1995, Grand Union and Penn Traffic were parties to a combined purchasing and distribution agreement relating to general merchandise and health and beauty care products. In September 1995, Grand Union purchased from Penn Traffic approximately $12,821,000 of merchandise which had been owned by Penn Traffic under the joint buying arrangement.

NOTE 16- CONTINGENCY MATTERS AND COMMITMENTS

    The Company is subject to certain legal proceedings and claims arising in connection with its business. It is management's opinion that the ultimate resolution of such legal proceedings and claims will not have a material adverse effect on the Company's consolidated results of operations or its financial position.

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (IN THOUSANDS, EXCEPT LOSS PER SHARE AND MARKET PRICE)


                                PREDECESSOR
Fiscal 1996                       COMPANY                     SUCCESSOR COMPANY
- -----------                    -------------  -----------------------------------------------
                                          1st (a)             2nd          3rd           4th
                               -----------------------  -----------  ----------   -----------
                                 11 Weeks     5 Weeks
                                  Ended        Ended
                                 June 17,     July 22,
                                   1995         1995
                               -----------  -----------
Sales                          $ 487,882    $ 232,663    $ 523,711    $ 543,617     $519,937
Gross profit                     143,841       73,080      162,637      166,863      167,276
Unusual items                    (18,627)           -       (4,500)     (15,000)      (2,500)
Loss before income taxes and
  extraordinary gain on debt
  discharge                      (29,336)      (9,023)      (35,947)     (48,834)     (34,979)
Extraordinary gain on debt
 discharge                       854,785            -            -            -            -
Net income (loss)                825,449       (9,523)     (30,075)     (40,994)     (29,264)
Net loss per share                     -        (0.95)       (3.01)       (4.10)       (2.93)
Market Price Range-high                -            -       15 1/8       12 1/4       8 9/16
Market Price Range-low                 -            -       10            4 7/8      5 13/16



                                                                          PREDECESSOR COMPANY
                                                            -------------------------------------------------
Fiscal 1995:                                                   1st (a)       2nd           3rd          4th
- ------------                                                ----------   ----------   ----------   ----------
Sales                                                        $747,692     $556,663     $563,281     $524,060
Gross profit                                                  230,816      170,896      154,467      152,162
Unusual items                                                       -            -      (12,512)     (14,905)
Net loss                                                      (24,982)     (29,465)     (59,518)     (45,865)
Accrued preferred stock dividends                              (5,293)      (6,411)      (6,469)      (1,307)
Net loss applicable to common stock                           (30,275)     (35,876)     (65,987)     (47,172)

(a)  Represents 16 weeks, all other quarters are 12 weeks.

    Loss per common share data is not meaningful for the period prior to the effective date due to the significant change in the capital structure of the Company.