Form 10-Q
period 1996-07-20
GRAND UNION CO /DE/
filed 1996-09-03
CIK 316236

                                       FORM 10-Q


                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                      ACT OF 1934

For the quarterly period ended JULY 20, 1996
                               -------------

Commission File Number 0-26602
                       -------




                               THE GRAND UNION COMPANY
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)



              Delaware                                     22 - 1518276
- ---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
           or organization)                                     No.)



    201 Willowbrook Boulevard, Wayne, New Jersey           07470 - 0966
    --------------------------------------------           ------------
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

                             Yes     X  .   No         .
                                -----        ------

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes     X   .   No        .
                                 -----         -----

    As of September 3, 1996, there were issued and outstanding 10,000,000 shares, par value $1.00 per share, of the Registrant's common stock.

                               THE GRAND UNION COMPANY
                                        INDEX



PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS.                                         PAGE NO.


Consolidated Statement of Operations - 16 weeks ended July 20, 1996,
5 weeks ended July 22, 1995  (Successor  Company) and 11 weeks ended
June 17, 1995 (Predecessor Company)                                      3


Consolidated Balance Sheet -  July 20, 1996 and March 30, 1996           4


Consolidated Statement of Cash Flows - 16 weeks ended July 20, 1996,
5 weeks ended July 22, 1995 (Successor Company) and 11 weeks ended
June 17, 1995 (Predecessor Company)                                      5


Notes to Consolidated Financial Statements                               6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.                                               8


PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.                               11


All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               THE GRAND UNION COMPANY
                         CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except per share data)
                                     (unaudited)


                                                                     Predecessor
                                             Successor Company         Company
                                         ------------------------   ------------
                                           16 Weeks      5 Weeks       11 Weeks
                                            Ended         Ended         Ended
                                           July 20,      July 22,      June 17,
                                             1996          1995          1995
                                         ----------    ----------   ----------
Sales                                    $  726,823    $  232,663   $  487,882
Cost of sales                              (504,924)     (159,583)    (344,041)
                                         ----------    ----------   ----------
Gross profit                                221,899        73,080      143,841
Operating and administrative expenses      (180,878)      (55,492)    (117,544)
Depreciation and amortization               (25,413)       (6,955)     (17,215)
Amortization of excess reorganization
 value                                      (31,572)      (10,110)           -
Reorganization items                              -             -      (18,627)
Interest expense, net (contractual
  interest of $43,360 for the 11 weeks
  ended July 17, 1995)                      (32,287)       (9,546)     (19,791)
                                         ----------    ----------   ----------
Loss before income tax benefit and
  extraordinary gain on debt discharge      (48,251)       (9,023)     (29,336)
Income tax benefit (provision)                4,439          (500)           -
                                         ----------    ----------   ----------
Loss before extraordinary gain on debt
  discharge                                 (43,812)       (9,523)     (29,336)
Extraordinary gain on debt discharge              -             -      854,785
                                         ----------    ----------   ----------
Net (loss) income                        $  (43,812)    $  (9,523)  $  825,449
                                         ----------    ----------   ----------
                                         ----------    ----------   ----------
Net loss per share                         $  (4.38)     $  (0.95)
                                         ----------    ----------
                                         ----------    ----------


       See accompanying notes to consolidated financial statements (unaudited).

                               THE GRAND UNION COMPANY
                              CONSOLIDATED BALANCE SHEET
                                    (in thousands)
                                     (unaudited)


                                                        July 20,      March 30,
                                                          1996          1996
                                                       ----------   ----------
ASSETS
Current assets:
  Cash and temporary investments                       $   33,265   $   39,425
  Receivables                                              31,928       20,948
  Inventories                                             134,914      133,506
  Other current assets                                     13,659       13,709
                                                       ----------   ----------
       Total current assets                               213,766      207,588
Property, net                                             475,260      473,726
Excess reorganization value, net                          406,100      437,672
Deferred tax asset                                         58,355       53,916
Other assets                                               11,901       12,304
                                                       ----------   ----------
                                                       $1,165,382   $1,185,206
                                                       ----------   ----------
                                                       ----------   ----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                 $    1,613   $    1,813
  Current portion of obligations under capital
    leases                                                  7,356        7,080
  Accounts payable and accrued liabilities                180,035      170,010
                                                       ----------   ----------
       Total current liabilities                          189,004      178,903
                                                       ----------   ----------
Long-term debt                                            743,835      738,067
                                                       ----------   ----------
Obligations under capital leases                          136,413      128,114
                                                       ----------   ----------
Other noncurrent liabilities                               95,798       95,978
                                                       ----------   ----------

Stockholders' equity:
  Common stock, $1.00 par value, 30,000,000 shares
    authorized, 10,000,000 shares issued and
    outstanding                                            10,000       10,000
  Preferred stock, $1.00 par value, 10,000,000
    shares authorized, no shares issued and
    outstanding                                                 -            -
  Capital in excess of par value                          144,000      144,000
  Accumulated deficit                                    (153,668)    (109,856)
                                                       ----------   ----------
       Total stockholders' equity                             332       44,144
                                                       ----------   ----------
                                                       $1,165,382   $1,185,206
                                                       ----------   ----------
                                                       ----------   ----------


       See accompanying notes to consolidated financial statements (unaudited).

                               THE GRAND UNION COMPANY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)


                                                                     Predecessor
                                             Successor Company         Company
                                         ------------------------   ------------
                                           16 Weeks      5 Weeks       11 Weeks
                                            Ended         Ended         Ended
                                           July 20,      July 22,      June 17,
                                             1996          1995          1995
                                         ----------    ----------   ----------
OPERATING ACTIVITIES:
 Net (loss) income                         $(43,812)      $(9,523)    $825,449
 Adjustments to reconcile net (loss)
   income to net cash provided by (used
   for) operating activities before
   reorganization items paid:
    Depreciation and amortization            25,413         6,955       17,215
    Amortization of excess reorganization
     value                                   31,572        10,110            -
    LIFO charge                                 400           100          300
    Deferred taxes                           (4,439)            -            -
    Noncash interest                              -         6,961        1,126
    Extraordinary gain on debt discharge          -             -     (854,785)
 Net changes in assets and liabilities:
   Receivables                              (10,980)       (8,481)       1,769
   Inventories                               (1,808)       15,693       12,646
   Accounts payable and accrued
    liabilities                              10,025       (15,726)     (34,928)
   Other current assets                          50          (946)       2,776
   Other                                        888        (1,568)       4,493
                                         ----------    ----------   ----------
 Net cash provided by (used for)
   operating activities before
   reorganization items paid                  7,309         3,575      (23,939)
     Reorganization items paid               (2,511)         (250)      (4,913)
                                         ----------    ----------   ----------
 Net cash provided by (used for)
 operating activities                         4,798         3,325      (28,852)
                                         ----------    ----------   ----------
INVESTMENT ACTIVITIES:
  Capital expenditures                      (14,535)       (2,414)      (3,301)
  Disposals of property                         421             -        5,452
                                         ----------    ----------   ----------
 Net cash (used for) provided by
 investment activities                      (14,114)       (2,414)       2,151
                                         ----------    ----------   ----------
FINANCING ACTIVITIES:
  Proceeds from New Bank agreement                -             -      104,144
  Net proceeds from long-term debt            6,000             -            -
  Payment of Old Bank debt                        -             -      (93,144)
  Obligations under capital leases
   discharged                                (2,607)         (647)      (1,707)
  Loan placement fees                             -             -       (3,125)
  Retirement of long-term debt                 (237)          (84)        (239)
                                         ----------    ----------   ----------
 Net cash provided by (used for)
 financing activities                         3,156          (731)       5,929
                                         ----------    ----------   ----------
(Decrease) increase in cash and
 temporary investments                       (6,160)          180      (20,772)
Cash and temporary investments at
 beginning of period                         39,425        68,651       89,423
                                         ----------    ----------   ----------
Cash and temporary investments at
 end of period                             $ 33,265      $ 68,831     $ 68,651
                                         ----------    ----------   ----------
                                         ----------    ----------   ----------

Supplemental disclosure of cash flow
 information:
  Interest payments                       $  11,189      $  1,973     $  9,515
  Capital lease obligations incurred         11,182           201       20,072


      See accompanying notes to consolidated financial statements (unaudited).

                               THE GRAND UNION COMPANY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)


NOTE 1 - BASIS OF ACCOUNTING

     The accompanying interim consolidated financial statements of The Grand Union Company (the "Company") include the accounts of the Company and its subsidiaries, all of which are wholly-owned. These consolidated financial statements as of and for the periods subsequent to June 17, 1995 were prepared in accordance with the principles of fresh-start reporting contained within the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("Fresh-Start Reporting"). Therefore, in connection with the implementation of Fresh-Start Reporting, a new entity was deemed created for financial reporting purposes and, where applicable, the consolidated financial statements for the "Successor Company" have been separately identified from those of the "Predecessor Company". In the opinion of management, the consolidated financial statements include all adjustments, which, except for fresh-start adjustments, consist only of normal recurring adjustments necessary for a fair presentation of operating results for the interim periods.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the 52 weeks ended March 30, 1996. Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.

NOTE 2 - NET LOSS PER SHARE

     Net loss per share for the 16 weeks ended July 20, 1996 and 5 weeks ended July 22, 1995 has been calculated on the basis of 10,000,000 shares outstanding. Warrants were excluded from the calculation because their inclusion would be anti-dilutive. In addition, the earnings per share calculation does not include the effect of options issued under The Grand Union Company 1995 Equity Incentive Plan, which provides for issuance of options to purchase up to 950,000 shares of the Company's common stock, and The Grand Union Company 1995 Non-Employee Directors' Stock Option Plan, which provides for the issuance of options to purchase up to 50,000 shares of the Company's common stock, as both plans are subject to stockholders' approval.

     Earnings (loss) per common share data is not meaningful for periods prior to June 17, 1995 due to the significant change in the capital structure of the Company.

NOTE 3 - SUBSEQUENT EVENT

     On July 30, 1996, the Company entered into a definitive agreement (the "Stock Purchase Agreement") to sell $100 million of 8.5% class A convertible preferred stock, $1.00 par value per share (the "Preferred Stock") to an investment group comprised of Trefoil Capital Investors II, L. P., a Delaware limited partnership, and GE Investment Private Placement Partners II, A Limited Partnership, a Delaware limited partnership (collectively, the "Purchasers"). Pursuant to the Stock Purchase Agreement, the Company will sell to the Purchasers an aggregate of 2,000,000 shares of Preferred Stock (the "Shares") at a purchase price of $50 per share (the "Stated Value") in stages through February 25, 1998.

     The Company will sell to the Purchasers, at the Purchasers' option, at any time after July 30, 1996, an aggregate of 299,998 shares of Preferred Stock (the "First Closing"). The Purchasers have agreed to purchase, and the Company has agreed to sell, at any time after July 30, 1996, an aggregate of 800,000 shares of Preferred Stock, less any amount of Preferred Stock purchased at the First Closing (the "Principal Closing"). The Purchasers have further agreed to purchase, and the Company has further agreed to sell, an additional 400,000 shares of Preferred Stock on each of February 25, 1997, August 25, 1997 and February 25, 1998. Any or all of the purchases referred to in the preceding sentence may be accelerated by the Purchasers, with or without the approval of the Company. Each of the purchases is subject to the satisfaction or waiver of certain closing conditions as specified in the Stock Purchase Agreement. The Principal Closing, which must occur prior to December 31, 1996, is subject to satisfaction or waiver of all of the conditions set forth in the Stock Purchase Agreement, including without limitation the termination or expiration of any required waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, stockholder approval (or waiver of such approval by the NASD) and consent of the Company's lenders.

     Dividends are cumulative and payable quarterly at the rate of 8.5% of the Stated Value per annum. Dividends are payable, at the option of the Company, in additional shares of Preferred Stock or Common Stock through the third anniversary of the Principal Closing. From the third anniversary through the fifth anniversary of the Principal Closing, dividends are payable in cash, unless the terms of the Company's bank credit agreement or 12% senior note indenture prohibit cash dividends, in which case dividends may be paid in Preferred Stock or Common Stock. Beyond the fifth anniversary of the Principal Closing, dividends are payable in cash. To the extent that any dividends on the Preferred Stock are paid in shares of Common Stock, the Company is required to pay a premium in additional shares of Common Stock equal to 33 1/3% of the total number of shares of Common Stock that would otherwise be paid as the dividend.

     The initial conversion price of the Shares is $6.375. At the Principal Closing, the conversion price is adjusted to 120% of the volume-weighted average of the closing price of the Common Stock for a 30-day trading period ending on a specified date prior to the Principal Closing, but not lower than $6.50 nor greater than $7.25 (the "Conversion Price").

     The Preferred Stock is subject to mandatory redemption on June 1, 2005. The Preferred Stock may also be redeemed at the Company's option, after the second anniversary of the Principal Closing under certain conditions. If the price of the Company's Common Stock exceeds, for a specified period of time prior to the call for redemption, 180% of the Conversion Price of the Preferred Stock (if the redemption occurs between the second and third anniversaries of the Principal Closing) or 200% of the Conversion Price (if the redemption occurs between the third and fifth anniversaries of the Principal Closing), the Preferred Stock may be redeemed for $50 per share plus all accrued and unpaid dividends. After the fifth anniversary, the Preferred Stock may be redeemed at prices beginning at approximately $51.60 per share (plus all accrued and unpaid dividends), decreasing ratably to $50.00 per share (plus all accrued and unpaid dividends) beginning after the eighth anniversary. In the event shares of Preferred Stock are converted, accrued and unpaid dividends on these shares are also converted into Common Stock at the same Conversion Price.

      The Stock Purchase Agreement and Certificate of Designation of Preferred Stock setting forth the powers, preferences, rights, qualifications, limitations and restrictions of such class of preferred stock also contain provisions with respect to the rights of the Purchaser to elect a specified number of directors, the number of disinterested directors, as defined in the Stock Purchase Agreement, voting rights and pre-emptive rights with respect to any sale by the Company of shares of Common Stock or securities convertible into, or exchangeable for, Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL:

     As discussed in Note 1, as of June 17, 1995, in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code", the Company applied Fresh-Start Reporting. In connection with the adoption of Fresh-Start Reporting, a new entity was deemed created for financial reporting purposes. For purposes of the discussion of Results of Operations for the 16 weeks ended July 22, 1995, the results of the Predecessor Company and Successor Company have been combined.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data reflecting the combination discussed above (all dollars in millions):

                                                          16 Weeks Ended
                                                       --------------------
                                                       July 20,    July 22,
                                                         1996        1995
                                                       --------------------

Sales                                                 $  726.8     $  720.5
Gross profit                                             221.9        216.9
Operating and administrative expenses                    180.9        173.0
Depreciation and amortization                             25.4         24.2
Amortization of excess reorganization value               31.6         10.1
Reorganization items                                         -         18.6
Interest expense, net                                     32.3         29.3
Income tax benefit (provision)                             4.4         (0.5)
Extraordinary gain on debt discharge                         -        854.8
Net (loss) income                                        (43.8)      815.9
EBITDA                                                    41.0         25.3
Adjusted EBITDA                                           41.4         44.3
LIFO provision                                             0.4          0.4

Sales percentage increase (decrease)                       0.9%        (3.6)%
Gross profit as a percentage of sales                     30.5         30.1
Operating and administrative
  expenses as a percentage of sales                       24.9         24.0
EBITDA as a percentage of sales                            5.6          3.5
Adjusted EBITDA as a percentage of sales                   5.7          6.1


     Sales for the 16 weeks ended July 20, 1996 (the "1997 first quarter") increased $6.3 million, or 0.9%, as compared to the 16 week period ended July 22, 1995 (the "1996 first quarter"). Same store sales (sales of stores which were operated during the comparable periods of both fiscal years) increased 1.0% as a result of the positive impact of the "More Lower Prices" program implemented beginning in May 1995 and completed in May 1996, and by the marketing and customer service programs which continue to be rolled out across the Company. During the 1997 first quarter, the Company opened one new store and one replacement store and closed two stores.

     Gross profit, as a percentage of sales, was 30.5% for the 1997 first quarter, compared to 30.1% for the 1996 first quarter. The gross profit percentage increase resulted from (a) savings in distribution expense from outsourcing warehouse distribution and (b) restoration of vendor promotional allowances and other vendor support to normal levels this year from bankruptcy impacted levels experienced in the 1996 first quarter, offset by
(c) the negative effect of the price repositioning program implemented last year and completed this year.

     Operating and administrative expenses, as a percentage of sales, were 24.9% for the 1997 first quarter, compared to 24.0% for the 1996 first quarter. Exclusive of gains on sales of stores, which totaled $1.1 million in the 1997 first quarter and $3.6 million in the 1996 first quarter, operating expenses were 25.0% for the 1997 first quarter and 24.5% for the 1996 first quarter. The increase in the adjusted operating expense percentage resulted from (a) increased store labor hours in support of the Company's marketing and customer service programs and (b) increased advertising costs offset by (c) savings in store average hourly pay from the store voluntary resignation incentive programs completed last year and (d) savings from the reorganization of the Company's organizational structure.

     Depreciation and amortization totaled $25.4 million for the 1997 first quarter, compared to $24.2 million for the 1996 first quarter. The increase results from the Company's capital spending program.

     The amortization of the excess reorganization value began to be amortized upon the Company's emergence from bankruptcy last year.

     During the 11 week period ended June 17, 1995, the Company recorded $18.6 million of reorganization expenses which included professional fees, Fresh-Start Reporting adjustments and interest income on accumulated cash resulting from the Chapter 11 proceedings.

     Interest expense totaled $32.3 million for the 1997 first quarter, compared with $29.3 million for the 1996 first quarter. The increase in interest is principally a result of the finalization of debt levels upon emergence from bankruptcy.

     The Company recorded an income tax benefit of $4.4 million during the 1997 first quarter representing federal and state income taxes.

     EBITDA is defined as earnings before income tax benefit, interest expense, extraordinary gain on debt discharge, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before LIFO provision and reorganization items. The Company believes that both EBITDA and Adjusted EBITDA are useful supplemental disclosures but recognizes that both EBITDA and Adjusted EBITDA are not substitutes for earnings or cash flow data required by generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

     On July 30, 1996, the Company entered into a definitive agreement (the "Stock Purchase Agreement") to sell $100 million of 8.5% class A convertible preferred stock, $1.00 par value per share (the "Preferred Stock") to an investment group comprised of Trefoil Capital Investors II, L. P., a Delaware limited partnership, and GE Investment Private Placement Partners II, A Limited Partnership, a Delaware limited partnership (collectively, the "Purchasers"). Pursuant to the Stock Purchase Agreement, the Company will sell to the Purchasers an aggregate of 2,000,000 shares of Preferred Stock (the "Shares") at a purchase price of $50 per share (the "Stated Value") in stages through February 25, 1998.

     The Company will sell to the Purchasers, at the Purchasers' option, at any time after July 30, 1996, an aggregate of 299,998 shares of Preferred Stock (the "First Closing"). The Purchasers have agreed to purchase, and the Company has agreed to sell, at any time after July 30, 1996, an aggregate of 800,000 shares of Preferred Stock, less any amount of Preferred Stock purchased at the First Closing (the "Principal Closing"). The Purchasers have further agreed to purchase, and the Company has further agreed to sell, an additional 400,000 shares of Preferred Stock on each of February 25, 1997, August 25, 1997 and February 25, 1998. Any or all of the purchases referred to in the preceding sentence may be accelerated by the Purchasers, with or without the approval of the Company.

     Proceeds from the sale of the preferred stock will be used to accelerate Grand Union's capital spending program over the next three years. The Company anticipates capital spending, including capitalized leases other than real estate leases, of approximately $250 million over the period ending March 1999.

     Closing of the investment is subject to customary conditions, including support by a majority of the Company's shareholders. The Company is also seeking consents from its bank lenders to permit the sale of convertible preferred stock and to provide the Company additional operating flexibility consistent with its expanded capital spending plan. The Company is seeking similar consents from its 12% Senior Noteholders.

     The Company is and will continue to be highly leveraged. Interest payments totaled approximately $11 million for the 1997 first quarter and will be approximately $100 million for the full year. Capital expenditures, including capitalized leases other than real estate leases, totaled approximately $17 million for the 1997 first quarter and are expected to total between $65 and $70 million for the full year. Fiscal 1997 capital expenditures will principally be dedicated to new and replacement stores, remodels, store systems and maintenance capital. The Company expects to open one new store and three replacement stores, and complete ten M.A.S.T.E.R.S. ("Maximize All Space, Totally Expand the Right Stuff") renovations. In the event that the sale of Preferred Stock was not completed, capital expenditures in Fiscal 1997 would total between $40 and $50 million. There are no significant scheduled debt principal repayments prior to June 2000.
The Company plans to finance its working capital, interest expense and capital expenditure requirements from proceeds received from the sale of convertible preferred stock, operations, its Amended and Restated Credit Agreement (the "New Bank Facility"), and, to a limited extent, equipment leases or purchase money mortgages. The Company's ability to fund the payment of interest and other obligations when due is dependent on cash generated from its operations, net of cash capital expenditures. The Company's ability to complete its expanded capital expenditure program is dependent on its operating performance and the sale of Preferred Stock. During Fiscal 1996 and the 1997 first quarter, the Company implemented certain price repositioning and marketing and customer service programs. The Company intends to extend these programs to additional stores in Fiscal 1997.
 Although these programs tend to adversely affect gross profit and operating expenses in periods in which they are made, and there is no assurance that such programs will lead to improved sales and profits over the long term, Grand Union believes that they are necessary in order to improve future sales and profits.

     The following table combines the cash flows of the Successor Company and Predecessor Company for the 1996 first quarter. Resources used to finance significant expenditures for the 1997 first quarter and 1996 first quarter, are as follows (in millions):

                                                          16 Weeks Ended
                                                       --------------------
                                                       July 20,    July 22,
                                                         1996        1995
                                                       --------   ---------

Resources used for:
  Capital expenditures                                 $  14.5       $  5.7
  Debt and capital lease repayments                        2.9         95.8
  Operating activities, including cash and temporary
     investments                                             -          5.0
  Loan placement fees                                        -          3.1
                                                      --------     --------
                                                       $  17.4     $  109.6
                                                      --------     --------
                                                      --------     --------
Financed by:
  Operating activities, including cash and temporary
     investments                                       $  11.0         $  -
  Net proceeds from long-term debt                         6.0            -
  Property disposals                                       0.4          5.5
  Proceeds from New Bank Facility                            -        104.1
                                                      --------     --------
                                                       $  17.4     $  109.6
                                                      --------     --------
                                                      --------     --------

     During the 1997 first quarter, funds for capital expenditures and debt and capital lease repayments were principally obtained from operations and borrowings under the revolving credit facility. During the 1996 first quarter, funds for debt and capital lease repayments, capital expenditures, operating activities and loan placement fees were principally obtained from cash provided by the New Bank Facility.

     As of July 20, 1996, the Company had $39 million of borrowings and approximately $43 million of letters of credit outstanding under its $100 million revolving credit facility.

     As of the end of the 1997 first quarter, the Company was in compliance with the covenants of its debt instruments, as amended.

     With the exception of historical information, the matters discussed herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the competitive environment in which the Company operates, the Company's ability to complete its capital expenditure program on a timely basis and the general economic conditions in the geographic areas in which the Company operates.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

(a)  Exhibits

      EXHIBIT NUMBER
      --------------
           10.1 Second Amendment to the Amended and Restated Credit Agreement, dated as of May 10, 1996.

           10.2     Executive Severance Policy.

           10.3 Letters dated December 14, 1995, with respect to the 1995 Equity Incentive Plan.

           10.4 First Amendment to the 1995 Equity Incentive Plan of The Grand Union Company.

           10.5 Letters dated April 3, 1996, with respect to the 1995 Non-Employee Directors' Stock Option Plan.

           10.6 First Amendment to the 1995 Non-Employee Directors' Stock Option Plan of The Grand Union Company.

           10.7     Form of Indemnification Agreement between the Company and
                    R. Stangeland, D. Josephs, W. Kagler, D. McClure, Jr., D. Ying, J. McCaig, W. Louttit, K. Baum, D. Stine, G. Vuolo and J. Schroeder.

          *10.8     Agreement with C&S Wholesalers Inc., dated January 21,
                    1996.

           27.1     Financial Data Schedule.

          * Confidential treatment requested

(b) Report on Form 8-K dated July 30, 1996 as filed with the Commission on August 14, 1996.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE GRAND UNION COMPANY
                           ---------------------------------------------------
                                 (Registrant)


Date  September 3, 1996    /s/ Kenneth R. Baum
     ------------------    ----------------------------------------------------
                           Kenneth R. Baum
                           Senior Vice President, Chief Financial Officer and
                           Secretary (Principal Financial Officer and Principal
                           Accounting Officer)