Form 10-Q
period 1996-10-12
GRAND UNION CO /DE/
filed 1996-11-26
CIK 316236

                                      FORM 10-Q


                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

For the quarterly period ended OCTOBER 12, 1996

Commission File Number 0-26602





                               THE GRAND UNION COMPANY
-----------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


               Delaware                               22 - 1518276
    --------------------------------     ------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

201 Willowbrook Boulevard, Wayne, New Jersey         07470 - 0966
--------------------------------------------         ------------
(Address of principal executive offices)              (Zip Code)

                                 201-890-6000
               ----------------------------------------------------
               (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X   .   No         .
                              -------        --------
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes     X   .   No        .
                              -------        --------


     As of November 26, 1996, there were issued and outstanding 10,000,000 shares of the Registrant's common stock.

                               THE GRAND UNION COMPANY

                                        INDEX

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS.

                                                                  Page No.

Consolidated Statement of Operations - 12 weeks ended
  October 12, 1996 and October 14, 1995                               3


Consolidated Statement of Operations - 28 weeks ended
  October 12, 1996, 17 weeks ended October 14, 1995
  (Successor Company) and 11 weeks ended
  June 17, 1995 (Predecessor Company)                                 4

Consolidated Balance Sheet - October 12, 1996 and
  March 30, 1996                                                      5

Consolidated Statement of
  Cash Flows - 28 weeks ended
  October 12, 1996, 17 weeks ended October 14, 1995
  (Successor Company) and 11 weeks ended
  June 17, 1995 (Predecessor Company)                                 6

Notes to Consolidated Financial Statements                            7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.               9

PART II - OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES.                                       12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                           13




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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               THE GRAND UNION COMPANY
                         CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except per share data)
                                     (unaudited)


                                             12 Weeks Ended
                                 -------------------------------------
                                  October 12,            October 14,
                                      1996                  1995
                                  ------------        --------------
Sales                           $   533,412           $   523,711
Cost of sales                      (371,254)             (361,074)
                                  ------------        --------------
Gross profit                        162,158               162,637
Operating and administrative
  expenses                         (131,809)             (129,932)
Depreciation and amortization       (19,732)              (17,002)
Amortization of excess
  reorganization value              (23,678)              (24,717)
Unusual item                             -                 (4,500)
Interest expense, net               (24,574)              (22,433)
                                  ------------        --------------
Loss before income tax benefit      (37,635)              (35,947)
Income tax benefit                    6,982                 5,872
                                  ------------        --------------
Net loss                            (30,653)              (30,075)
Accrued dividends on
  preferred stock                      (243)                   -
                                  ------------        --------------
Net loss applicable to
  common stock                   $  (30,896)         $    (30,075)
                                  ------------        --------------
                                  ------------        --------------
Net loss per common share        $    (3.09)         $      (3.01)
                                  ------------        --------------
                                  ------------        --------------



  See accompanying notes to consolidated financial statements (unaudited).

                               THE GRAND UNION COMPANY
                         CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except per share data)
                                     (unaudited)

                                                                  Predecessor
                                            Successor Company       Company
                                    --------------------------  -------------
                                        28 Weeks     17 Weeks      11 Weeks
                                          Ended        Ended         Ended
                                       October 12,  October 14,    June 17,
                                          1996         1995          1995
                                    --------------  ------------  -----------
Sales                                $1,260,235    $ 756,374       $ 487,882
Cost of sales                          (876,178)    (520,657)       (344,041)
                                    --------------  ------------  -----------
Gross profit                            384,057      235,717         143,841

Operating and administrative expenses  (312,687)    (185,424)       (117,544)

Depreciation and amortization           (45,145)     (23,957)        (17,215)

Amortization of excess
  reorganization value                  (55,250)     (34,827)             -

Unusual items                                -        (4,500)        (18,627)

Interest expense, net (contractual
  interest of $43,360 for the 11 weeks
  ended June 17, 1995)                  (56,861)     (31,979)        (19,791)
                                    --------------  ------------  -----------
Loss before income tax benefit and
  extraordinary gain on debt discharge  (85,886)     (44,970)        (29,336)

Income tax benefit                       11,421        5,372              -
                                    --------------  ------------  -----------
Loss before extraordinary gain on
  debt discharge                        (74,465)     (39,598)        (29,336)

Extraordinary gain on debt discharge          -            -         854,785
                                    --------------  ------------  -----------
Net (loss) income                       (74,465)     (39,598)        825,449

Accrued dividends on preferred stock       (243)           -              -
                                    --------------  ------------  -----------
Net (loss) income applicable to
  common stock                       $  (74,708)   $ (39,598)     $  825,449
                                    --------------  ------------  -----------
                                    --------------  ------------  -----------

Net loss per common share            $    (7.47)   $   (3.96)
                                    --------------  ------------
                                    --------------  ------------


See accompanying notes to consolidated financial statements (unaudited).
                                          4

                               THE GRAND UNION COMPANY
                              CONSOLIDATED BALANCE SHEET
                       (dollars in thousands, except par value)
                                     (unaudited)

                                        October 12,             March 30,
                                           1996                   1996
                                     ---------------        --------------
ASSETS
Current assets:
 Cash and temporary investments      $    31,539             $    39,425
 Receivables                              26,055                  20,948
 Inventories                             138,072                 133,506
 Other current assets                     13,551                  13,709
                                     ---------------        --------------
   Total current assets                  209,217                 207,588
Property, net                            457,785                 473,726
Excess reorganization value, net         382,422                 437,672
Deferred tax asset                        65,337                  53,916
Other assets                              11,808                  12,304
                                     ---------------        --------------
                                     $ 1,126,569             $ 1,185,206
                                     ---------------        --------------
                                     ---------------        --------------



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of
    long-term debt                   $     1,461             $     1,813
  Current portion of obligations
    under capital leases                   7,669                   7,080
  Accounts payable and
    accrued liabilities                  150,716                 170,010
                                     ---------------        --------------
     Total current liabilities           159,846                 178,903
                                     ---------------        --------------
Long-term debt                           737,652                 738,067
                                     ---------------        --------------
Obligations under capital leases         136,924                 128,114
                                     ---------------        --------------
Other noncurrent liabilities              94,468                  95,978
                                     ---------------        --------------
Redeemable Class A  preferred
    stock, $1.00 par value,
    3,500,000 shares
    authorized, 802,644 shares
    issued and outstanding,
    liquidation preference $40,243        40,243                     -
                                     ---------------        --------------


Stockholders' equity:
   Common stock, $1.00 par value,
     30,000,000 shares authorized,
     10,000,000 shares issued and
     outstanding                          10,000                  10,000
   Preferred stock, $1.00 par value,
     10,000,000 shares authorized
     less amount authorized as
     Class A preferred stock,
     no shares issued and outstanding        -                       -
   Capital in excess of par value        131,757                 144,000
   Accumulated deficit                  (184,321)               (109,856)
                                     ---------------        --------------
     Total stockholders' equity          (42,564)                 44,144
                                     ---------------        --------------
                                     $ 1,126,569             $ 1,185,206
                                     ---------------        --------------
                                     ---------------        --------------



       See accompanying notes to consolidated financial statements (unaudited).

                               THE GRAND UNION COMPANY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)
                                                                  Predecessor
                                            Successor Company       Company
                                       ------------------------- ------------
                                         28 Weeks     17 Weeks    11 Weeks
                                           Ended        Ended       Ended
                                        October 12,  October 14,   June 17,
                                           1996          1995       1995
                                       ------------  ----------- ------------
OPERATING ACTIVITIES:
 Net (loss) income                   $  (74,465)    $ (39,598)      $ 825,449
 Adjustments to reconcile net
   (loss) income to net cash
   provided by (used for) operating
   activities before reorganization
   items paid:
    Depreciation and amortization        45,145       23,957          17,215
    Amortization of excess
      reorganization value               55,250       34,827              -
    Deferred taxes                      (11,421)      (4,947)             -
    LIFO charge                             700          400            300
    Noncash interest                       (102)      14,638          1,126
    Extraordinary gain on
      debt discharge                          -         -          (854,785)
 Net changes in assets and
      liabilities:
   Receivables                           (5,107)      (5,758)         1,769
   Inventories                           (5,266)      11,062         12,646
   Accounts payable and accrued
     liabilities                        (17,525)     (52,446)       (34,928)
   Other current assets                     158         (734)         2,776
   Other                                 (2,183)      (3,231)         4,493
                                        -----------  ----------- ------------
 Net cash provided by (used for)
   operating activities before
   reorganization items paid            (14,816)     (21,830)       (23,939)
     Reorganization items paid           (3,720)     (12,108)        (4,913)
                                        -----------  ----------- ------------
 Net cash provided by (used for)
   operating activities                 (18,536)     (33,938)       (28,852)
INVESTMENT ACTIVITIES:                  -----------  ----------- ------------
  Capital expenditures                  (18,226)     (13,975)        (3,301)
  Disposals of property                   7,901            -          5,452
                                        -----------  ----------- ------------
 Net cash (used for) provided by
   investment activities                (10,325)     (13,975)         2,151
FINANCING ACTIVITIES:                   -----------  ----------- ------------
  Net proceeds from sale of
   preferred stock                       28,000            -              -
  Obligations under capital
     leases discharged                   (6,600)      (2,407)        (1,707)
  Retirement of long-term debt           (6,425)        (356)          (239)
  Net proceeds from long-term debt        6,000       18,089              -
  Proceeds from New Bank agreement            -            -        104,144
  Payment of Old Bank debt                    -            -        (93,144)
  Loan placement fees                         -            -         (3,125)
                                        -----------  ----------- ------------
 Net cash provided by (used for)
    financing activities                 20,975       15,326          5,929
(Decrease) increase in cash and        -----------  ----------- ------------
    temporary investments                (7,886)     (32,587)       (20,772)
Cash and temporary investments at
    beginning of period                  39,425       68,651         89,423
Cash and temporary investments at      -----------  ----------- ------------
    end of period                     $  31,539   $   36,064     $   68,651
                                      ------------  ----------- ------------
                                      ------------  ----------- ------------
Supplemental disclosure of cash
    flow information:
  Interest payments                   $  55,034   $    8,652      $   9,515
  Capital lease obligations incurred     15,999          280         20,072
  Accrued dividends on preferred stock      243            -              -

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

NOTE 2 - ISSUANCE OF PREFERRED STOCK

     On July 30, 1996, the Company entered into an agreement (the "Stock Purchase Agreement") to sell $100 million of 8.5% convertible preferred stock, $1.00 par value per share (the "Class A Preferred Stock") to an investment group composed of Trefoil Capital Investors II, L. P., a Delaware limited partnership, and GE Investment Private Placement Partners II, A Limited Partnership, a Delaware limited partnership (collectively, the "Purchasers").

     On September 17, 1996, the Company sold 800,000 shares of Class A Preferred Stock to the Purchasers for aggregate proceeds of $40,000,000 (the "Principal Closing"). Under the terms of the Stock Purchase Agreement, the Company will sell to the Purchasers an additional 400,000 shares of Class A Preferred Stock at a purchase price of $50 per share (the "Stated Value") on each of February 25, 1997, August 25, 1997 and February 25, 1998. Any or all of the additional purchases may be accelerated by the Purchasers at their option. Each of the additional purchases is subject to the satisfaction or waiver of certain closing conditions as specified in the Stock Purchase Agreement.

     Dividends are cumulative and payable quarterly at 8.5% of the Stated Value per annum. Dividends are payable, at the option of the Company, in additional shares of Class A Preferred Stock or common stock through the third anniversary of the Principal Closing. From the third anniversary through the fifth anniversary of the Principal Closing, dividends are payable in cash, unless the terms of the Company's bank credit agreement or 12% senior note indenture prohibit cash dividends, in which case dividends may be paid in Class A Preferred Stock or common stock. After the fifth anniversary of the Principal Closing, dividends are payable in cash. To the extent that any dividends on the Class A Preferred Stock are paid in shares of common stock, the Company is required to pay a premium in additional shares of common stock equal to 33 1/3% of the number of shares of common stock that would otherwise be paid as the dividend. On September 12, 1996, the Company declared a dividend on the Class A Preferred Stock, payable in 2,644 shares of Class A Preferred Stock on September 30, 1996. The aggregate Stated Value of the dividend was $132,200.

     Each share of Class A Preferred Stock is convertible at the option of the holder, at any time, into 6.8966 shares of common stock. At October 12, 1996, the 802,644 outstanding shares of Class A Preferred Stock were convertible into an aggregate 5,535,515 shares of common stock.

     The Company is required to redeem the Class A Preferred Stock no later than June 1, 2005. Additionally, the Class A Preferred Stock may be redeemed at the Company's option at $50 per share plus all accrued and unpaid dividends if the volume-weighted average price of the Company's common stock over a 60-day period exceeds $13.05 per share after September 17, 1998, or $14.50 per share after September 17, 1999. After September 17, 2001, the Company's right to redeem is not contingent on the price of the common stock and the redemption price is approximately $51.60 per share plus all accrued and unpaid dividends, declining ratably to $50 per share plus all accrued and unpaid dividends after September 17, 2004.

     The Stock Purchase Agreement and the Certificate of Designation of Preferred Stock, setting forth the powers, preferences, rights, qualifications, limitations and restrictions of such class of preferred stock (the "Certificate of Designation"), also contain provisions with respect to the rights of the Purchasers to elect a specified number of directors, the number of disinterested directors, voting rights and pre-emptive rights with respect to any sale by the Company of shares of common stock or securities convertible into, or exchangeable for, common stock. The liquidation preference of the Class A Preferred Stock is equal to its Stated Value plus any accrued and unpaid dividends.

     The Class A Preferred Stock has been classified as Redeemable Class A Preferred Stock in the accompanying Consolidated Balance Sheet. The dividend on the Class A Preferred Stock and the accrued and unpaid dividends through October 12, 1996 have been accounted for by a charge against Capital in Excess of Par Value and a corresponding increase in the value of the Class A Preferred Stock.

     The Company has recorded, as a charge to Capital in Excess of Par Value, expenses directly related to the sale of the Class A Preferred Stock totaling $12,000,000. The expenses include transaction fees paid to Shamrock Capital Advisors, Inc. and GE Investment Management Corporation of $2,000,000 each, fees paid to Donaldson, Lufkin and Jenrette, the Company's financial advisor and a related party, of approximately $5,200,000 and legal and other professional fees and expenses of $2,800,000.

NOTE 3 - NET LOSS PER SHARE

     The Company's outstanding warrants to purchase common stock and options to purchase common stock under the Company's 1995 Non-Employee Director's Stock Option Plan and 1995 Equity Incentive Plan are considered common stock equivalents. The inclusion of these common stock equivalents in the Company's primary earnings per share calculation would have been anti-dilutive for the periods presented. Accordingly, only the weighted average number of common shares, totaling 10,000,000, were included in the calculation.

     The Company's Class A Preferred Stock is not deemed to be a common stock equivalent. A fully diluted earnings per share calculation is not presented because inclusion of the Class A Preferred Stock in the calculation would have been anti-dilutive for the periods presented.

     Earnings (loss) per common share data is not meaningful for periods prior to June 17, 1995 due to the significant change in the capital structure of the Company.

NOTE 4  - SUBSEQUENT EVENT

     On November 7, 1996, the shareholders approved the 1995 Non-Employee Directors' Stock Option Plan and the 1995 Equity Incentive Plan. Additionally, approval was given to an increase in the number of authorized shares of common stock to 60,000,000 and a decrease in the par value to $.01. Also approved were two amendments to the Company's certificate of incorporation, a fair price amendment and an amendment to permit stockholder action by written consents.

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

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data reflecting the combination discussed above (all dollars in millions):

                                 12 Weeks Ended             28 Weeks Ended
                           ------------------------   -------------------------
                           October 12,  October 14,   October 12,   October 14,
                              1996         1995          1996          1995
                           ------------------------   -------------------------

Sales                      $  533.4       $  523.7    $ 1,260.2     $ 1,244.3
Gross profit                  162.2          162.6        384.1         379.6
Operating and
  administrative expenses    (131.8)        (129.9)      (312.7)       (303.0)
Depreciation and
  amortization                (19.7)         (17.0)       (45.1)        (41.2)
Amortization of excess
  reorganization value        (23.7)         (24.7)       (55.3)        (34.8)
Unusual items                     -           (4.5)           -         (23.1)
Interest expense, net         (24.6)         (22.4)       (56.9)        (51.8)
Income tax benefit              7.0            5.8         11.4           5.4
Extraordinary gain on
  debt discharge                  -              -            -         854.8
Net (loss) income             (30.7)         (30.1)       (74.5)        785.9

LIFO provision                 (0.3)          (0.3)        (0.7)         (0.7)

Sales percentage
  increase (decrease)           1.9%          (5.9%)        1.3%         (4.6%)
Same store sales percentage
  increase (decrease)           2.0           (2.8)         1.4          (1.1)
Gross profit as a
  percentage of sales          30.4           31.1         30.5          30.5
Operating and administrative
  expenses as a percentage
  of sales                     24.7           24.8         24.8          24.3


     Sales for the 12 (the "second quarter") and 28 (the "year to date") weeks ended October 12, 1996 increased $9.7 million, or 1.9%, and $16.0 million, or 1.3%, respectively, as compared to the 12 and 28 weeks ended October 14, 1995. Same store sales (sales of stores which were operated during the comparable periods of both fiscal years) increased 2.0% and 1.4% during the second quarter and year to date, respectively, compared to the prior year. Same store sales increases for the second quarter and year to date resulted from the continued maturation of the Company's marketing and customer service programs, partially offset by the negative impact of the wet, cool summer on its northern resort stores. The Company opened one new store and one replacement store and closed three stores during the 28 weeks ended October 12, 1996.

      Gross profit, as a percentage of sales, decreased 0.7% to 30.4% in the second quarter compared to the prior year as a result of the "More Lower Prices" marketing program implemented last year and completed earlier this year partially offset by the positive benefits from outsourcing warehouse distribution. Gross profit, as a percentage of sales, was equal to last year
for the year to date period.   In addition to the factors affecting the
second quarter comparison, the year to date comparison reflects the positive benefit of the restoration of vendor promotional allowances and other vendor support to normal levels this year from bankruptcy impacted levels experienced in last year's first quarter.

     Operating and administrative expenses, as a percentage of sales, decreased 0.1% to 24.7% for the second quarter and increased 0.5% to 24.8% for the year to date. The decrease in operating expenses, as a percentage of sales, in the second quarter resulted from decreases in store labor expense and a gain from the sale of a store, offset by increased advertising expense. The increase in operating expenses, as a percentage of sales, in the year to date resulted from increased advertising expense and decreased gains on the sales of stores, offset by decreased store labor expense. Store labor expense in both the quarter and year to date, as a percentage of sales, reflected savings in store average hourly pay from the store voluntary resignation programs completed last year, in excess of the cost of increased store labor hours in support of the Company's marketing and customer service programs.

     Depreciation and amortization increased $2.7 million to $19.7 million for the second quarter and $3.9 million to $45.1 million for the year to date principally from increases in capitalized leases.

     Interest expense increased $2.2 million to $24.6 million and $5.1 million to $56.9 million for the second quarter and year to date periods, respectively, compared with the same periods of the prior year. The second quarter increase is principally a result of higher levels of capitalized leases in the current year. In addition, the year to date increase was impacted by the finalization of debt levels upon emergence from bankruptcy.

     The Company recorded federal and state income tax benefits of $7.0 and $11.4 million during the second quarter and year to date periods, respectively, compared to $5.9 million and $5.4 million for the same periods last year.

     The Company frequently utilizes a financial measure, EBITDA, in discussing its operating results to normalize comparisons with companies of varying capital structures. The Company arbitrarily defines EBITDA as earnings before accrued preferred stock dividends, extraordinary gains or losses, income tax benefits, interest expense, unusual items, depreciation and amortization, and LIFO provision. The Company believes that EBITDA comparisons are useful for investors but are not a substitute for operating data required by generally accepted accounting principles. EBITDA, as defined by the Company, totaled $30.6 million, 5.7% of sales, and $72.1 million, 5.7% of sales, for the second quarter and year to date, respectively, compared to $33.0 million, 6.3% of sales, and $77.3 million, 6.2% of sales, for the same periods last year. The decreases are a result of the sales, gross profit and operating expense variances discussed previously. During Fiscal 1996 and Fiscal 1997, the Company has reduced costs through the outsourcing of distribution, the store voluntary resignation incentive programs and reorganization of the Company's organizational structure. These savings have been reinvested in price repositioning and customer service programs which adversely affect gross margin and operating expenses in periods in which they are made.

LIQUIDITY AND CAPITAL RESOURCES

     On July 30, 1996, the Company entered into an agreement (the "Stock Purchase Agreement") to sell $100 million of 8.5% convertible preferred stock, $1.00 par value per share (the "Class A Preferred Stock") to an investment group composed of Trefoil Capital Investors II, L. P., a Delaware limited partnership, and GE Investment Private Placement Partners II, A Limited Partnership, a Delaware limited partnership (collectively, the "Purchasers").

     On September 17, 1996, the Company sold 800,000 shares of Class A Preferred Stock to the Purchasers for an aggregate price of $40 million. The Company incurred $12 million of expenses directly related to the sale of Class A Preferred Stock, including one-time fees totaling approximately $9.2 million.

     Under the terms of the Stock Purchase Agreement, the Company will sell to the Purchasers an additional 400,000 shares of Class A Preferred Stock at a purchase price of $50 per share (the "Stated Value") on each of February 25, 1997, August 25, 1997 and February 25, 1998. Any or all of the purchases referred to in the preceding sentence may be accelerated by the Purchasers, with or without the approval of the Company.

     Proceeds from the sale of the Preferred Stock are being used to accelerate Grand Union's capital spending program. The Company anticipates capital spending, including capitalized leases other than real estate leases, of approximately $250 million over the three year period ending March 1999.

     The Company is and will continue to be highly leveraged. Interest payments totaled approximately $55 million for the 28 weeks ended October 12, 1996 and will be approximately $100 million for the full year. Capital expenditures, including capitalized leases other than real estate leases, totaled approximately $20 million for the 28 weeks ended October 12, 1996 and are expected to total between $65 and $70 million for the full year. Fiscal 1997 capital expenditures will principally be dedicated to new and replacement stores, remodels, store systems and maintenance capital. Through October 12, 1996, the Company had opened one new and one replacement store. By the end of the fiscal year, the Company expects to open an additional replacement store and complete ten M.A.S.T.E.R.S. ("Maximize All Space, Totally Expand the Right Stuff") renovations. There are no significant scheduled debt principal repayments prior to June 2000. The Company plans to finance its working capital, interest expense and capital expenditure requirements from proceeds received from the sale of Class A Preferred Stock, operations, its Amended and Restated Credit Agreement (the "New Bank Facility"), and, to a limited extent, equipment leases or purchase money mortgages. The Company's ability to fund the payment of interest and other obligations when due is dependent on cash generated from its operations, net of cash capital expenditures. The Company's ability to complete its expanded capital expenditure program is dependent on its operating performance.

     Resources used to finance significant expenditures are as follows (in millions):



                                                     28 Weeks Ended
                                                ----------------------------
                                                   October 12,  October 14,
                                                     1996          1995
                                                --------------  ------------

Resources used for:
  Capital expenditures                           $   18.2        $   17.3
  Debt and capital lease repayments                  13.0            97.9
  Operating activities, including cash and
    temporary investments                            10.7             9.4
  Loan placement fees                                   -             3.1
                                                --------------  ------------
                                                 $   41.9         $ 127.7
                                                --------------  ------------
                                                --------------  ------------
Financed by:
  Net proceeds from sale of Class A
    Preferred Stock                              $   28.0        $      -
  Property disposals                                  7.9             5.5
  Net proceeds from long-term debt                    6.0               -
  Proceeds from New Bank Facility                       -           122.2
                                                --------------  ------------
                                                 $   41.9         $ 127.7
                                                --------------  ------------
                                                --------------  ------------

     During the 28 weeks ended October 12, 1996, funds for capital expenditures, debt repayments and operating activities were obtained from net proceeds from the sale of Class A Preferred Stock, property disposals and borrowings under the Company's bank agreement. During the 28 weeks ended October 14, 1995, funds for debt and capital lease repayments, capital expenditures, operating activities and loan placement fees were principally obtained from cash provided by the New Bank Facility.

     As of October 12, 1996, the Company had $33.0 million of borrowings and approximately $44.4 million of letters of credit outstanding under its $100 million revolving credit facility.

     As a result of the Stock Purchase Agreement, the Company sought and obtained from its banks a waiver and amendment to its credit agreement. The amendment was principally designed to allow the Company the flexibility to utilize proceeds from the Stock Purchase Agreement to accelerate capital spending. During the 28 weeks ended October 12, 1996, the Company was in compliance with the covenants of its debt instruments, as amended.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES

          On September 17, 1996, the Company sold 800,000 shares of Class A Convertible Preferred Stock ("Class A Preferred Stock") to Trefoil Capital Investors II, L.P. and GE Investment Private Placement Partners II, A Limited Partnership (the "Investors") for an aggregate cash consideration of $40 million. With respect to this sale and expected future sales of an additional $60 million of Preferred Stock, the Company paid transaction fees of $2 million each to Shamrock Capital Advisors, Inc. and GE Investment Management Incorporated, and a total transaction fee (including a fairness fee) of $4,753,400 to Donaldson, Lufkin & Jenrette Securities Corporation. The transaction is exempt from registration under Section 4(2) of the Securities Act of 1933, as a private offering. Neither the Company nor any person acting on the Company's behalf offered to sell the securities by any form of general solicitation or general advertising. The Investors have represented that the shares were acquired for the purpose of investment and not with a view to or for sale in connection with any distribution thereof, and that each Investor is an "accredited investor" within the meaning of Rule 501(a) under the Securities Act of 1933. The shares carry a legend restricting transfer, and may not be resold without registration under the Securities Act of 1933 or an exemption therefrom.

          Each share of Class A Preferred Stock is convertible at the option of the holder, at any time, into 6.8966 shares of Common Stock. If more than one share is surrendered for conversion by the same holder at the same time, the number of shares of Common Stock issuable to that holder shall be computed based on the total number of shares of Class A Preferred Stock surrendered, with either a cash payment or issuance of a full share of Common Stock in lieu of any then remaining fractional share. Dividends continue to accrue until the conversion date. As to any shares to be redeemed, the conversion right terminates on the fifth business day preceding the redemption date. The conversion ratio is subject to adjustment if the Company subdivides, combines or reclassifies the outstanding shares of Common Stock, pays a dividend on Common Stock, or (subject to certain exceptions) issues shares of Common Stock, rights or warrants at less than current market price. In the case of a capital reorganization, reclassification of outstanding shares of Common Stock, merger of the Company, or sale of all or substantially all the assets of the Company, the Class A Preferred Stock is generally convertible into the kind and amount of securities receivable by the holders of Common Stock, in the same amount as if such Class A Preferred Stock had been converted to Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

      EXHIBIT NUMBER

      3.1 Amendment to the By-laws of The Grand Union Company, dated September 12, 1996.

     10.1 Form of Indemnification Agreement between the Company and J. Costello, C. Miller, G. Moore and J.R. Stonesifer.

     10.2 Third Amendment to the Amended and Restated Credit Agreement, dated September 12, 1996.

     10.3 First Supplemental Indenture to the Indenture dated as of June 15, 1995, between Grand Union, as Issuer, and IBJ Schroder Bank & Trust Company, as Trustee for the 12% Senior Notes due September 1, 2004, dated September 9, 1996.

     10.4 Certificate of Designation of Class A Convertible Preferred Stock setting forth the Powers, Preferences, Rights, Qualifications, Limitations and Restriction of such class of Preferred Stock.

     10.5 Amended and Restated 1995 Equity Incentive Plan of The Grand Union Company.

     10.6      Amended and Restated 1995 Non-Employee Directors' Stock Option
               Plan.

     10.7 Management Agreement between The Grand Union Company and Shamrock Capital Advisors, Inc., dated July 30, 1996.

     27.1      Financial Data Schedule.


(b) Reports on Form 8-K

     (1) Report on Form 8-K dated July 30, 1996 as filed with the Commission on August 14, 1996.

     (2) Report on Form 8-K dated September 17, 1996 as filed with the Commission on October 1, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE GRAND UNION COMPANY
                                        ----------------------------------
                                            (Registrant)


Date  NOVEMBER 26, 1996                 /s/ KENNETH R. BAUM
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