Form 10-Q
period 1997-01-04
GRAND UNION CO /DE/
filed 1997-02-18
CIK 316236

                                       FORM 10-Q


                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                      ACT OF 1934

For the quarterly period ended January 4, 1997

                            Commission File Number 0-26602



                               THE GRAND UNION COMPANY
                (Exact name of registrant as specified in its charter)

                Delaware                              22 - 1518276
                --------                              ------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)



   201 Willowbrook Boulevard, Wayne,
               New Jersey                              07470 - 0966
   ---------------------------------                   ------------
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

                            Yes  X  .   No     .
                                ---        ---

     As of February 18, 1997, there were issued and outstanding 10,000,000 shares of the Registrant's common stock.

                               THE GRAND UNION COMPANY

                                        INDEX

PART I - FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements.


                                                                                                              Page No.
Consolidated Statement of Operations - 12 weeks ended January 4, 1997 and January 6, 1996                        3

Consolidated Statement of Operations - 40 weeks ended January 4, 1997, 29 weeks ended January 6, 1996
(Successor Company) and 11 weeks ended June 17, 1995 (Predecessor Company)                                       4

Consolidated Balance Sheet - January 4, 1997 and March 30, 1996                                                  5

Consolidated Statement of Cash Flows - 40 weeks ended January 4, 1997, 29 weeks ended January 6, 1996
(Successor Company) and 11 weeks ended June 17, 1995 (Predecessor Company)                                       6

Notes to Consolidated Financial Statements                                                                       7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations.                                                                                                      9

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.                                                   12

Item 6.  Exhibits.                                                                                              13



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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                               THE GRAND UNION COMPANY
                         CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except per share data)
                                     (unaudited)


                                                 12 Weeks Ended
                                            -------------------------
                                            January 4,     January 6,
                                               1997           1996
                                            ----------     ----------

Sales                                       $  537,151     $  543,617

Cost of sales                                 (372,816)      (376,754)
                                            -----------     ----------
Gross profit                                   164,335        166,863

Operating and administrative expenses         (138,373)      (136,035)

Depreciation and amortization                  (16,257)       (16,547)

Amortization of excess reorganization value    (23,678)       (24,578)

Unusual item                                         -        (15,000)

Interest expense, net                          (24,391)       (23,537)
                                            -----------     ----------

Loss before income tax benefit                 (38,364)       (48,834)

Income tax benefit                               6,687          7,840
                                            -----------     ----------

Net loss                                       (31,677)       (40,994)

Accrued dividends on preferred stock              (788)             -
                                            -----------     ----------

Net loss applicable to common stock         $  (32,465)    $  (40,994)
                                            -----------     ----------
                                            -----------     ----------

Net loss per common share                     $  (3.25)    $    (4.10)
                                            -----------     ----------
                                            -----------     ----------



       See accompanying notes to consolidated financial statements (unaudited).

                               THE GRAND UNION COMPANY
                         CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except per share data)
                                     (unaudited)


                                                                                             Predecessor
                                                                   Successor Company           Company
                                                               ---------------------------    -----------
                                                               40 Weeks       29 Weeks        11 Weeks
                                                                Ended           Ended          Ended
                                                               January 4,     January 6,      June 17,
                                                                 1997            1996           1995
                                                               -----------    ----------      ---------

Sales                                                          $ 1,797,386    $1,299,991      $ 487,882

Cost of sales                                                   (1,248,994)     (897,411)      (344,041)
                                                                ----------    ----------      ---------

Gross profit                                                       548,392       402,580        143,841

Operating and administrative expenses                             (451,060)     (321,459)      (117,544)

Depreciation and amortization                                      (61,402)      (40,504)       (17,215)

Amortization of excess reorganization value                        (78,928)      (59,405)          --

Unusual items                                                         --         (19,500)       (18,627)

Interest expense, net (contractual interest of $43,360
  for the 11 weeks ended June 17, 1995)                            (81,252)      (55,516)       (19,791)
                                                               -----------    ----------      ---------
Loss before income tax benefit and extraordinary gain
  on debt discharge                                               (124,250)      (93,804)       (29,336)

Income tax benefit                                                  18,108        13,212           --
                                                               -----------    ----------      ---------
Loss before extraordinary gain on debt discharge                  (106,142)      (80,592)       (29,336)

Extraordinary gain on debt discharge                                  --            --          854,785
                                                               -----------    ----------      ---------

Net (loss) income                                                 (106,142)      (80,592)       825,449

Accrued dividends on preferred stock                                (1,031)         --             --
                                                               -----------    ----------      ---------

Net (loss) income applicable to common stock                     $(107,173)     $(80,592)      $825,449
                                                               -----------    ----------      ---------
                                                               -----------    ----------      ---------

Net loss per common share                                        $  (10.72)     $  (8.06)
                                                               -----------    ----------
                                                               -----------    ----------

   See accompanying notes to consolidated financial statements (unaudited).

                            THE GRAND UNION COMPANY
                           CONSOLIDATED BALANCE SHEET
                      (dollars in thousands, except par value)
                                     (unaudited)


                                                                                  January 4,       March 30,
                                                                                     1997             1996
                                                                                  ----------       ---------
    ASSETS
    Current assets:
     Cash and temporary investments                                               $   36,091      $   39,425
     Receivables                                                                      33,189          20,948
     Inventories                                                                     139,104         133,506
     Other current assets                                                             13,988          13,709
                                                                                  ----------       ---------
      Total current assets                                                           222,372         207,588
    Property, net                                                                    456,643         473,726
    Excess reorganization value, net                                                 358,744         437,672
    Deferred tax asset                                                                72,024          53,916
    Other assets                                                                      12,692          12,304
                                                                                  ----------       ---------
                                                                                  $1,122,475      $1,185,206
                                                                                  ----------      ----------
                                                                                  ----------      ----------
    LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
    Current liabilities:
    Current maturities of long-term debt                                           $      212      $    1,813
    Current portion of obligations under capital leases                                 7,747           7,080
    Accounts payable and accrued liabilities                                          178,598         170,010
                                                                                   ----------       ---------
    Total current liabilities                                                         186,557         178,903
                                                                                   ----------       ---------
    Long-term debt                                                                    740,485         738,067
                                                                                   ----------       ---------
    Obligations under capital leases                                                  135,771         128,114
                                                                                   ----------       ---------
    Other noncurrent liabilities                                                       93,660          95,978
                                                                                   ----------       ---------
    Redeemable Class A  preferred  stock, $1.00 par value, 3,500,000 shares authorized, 819,700 shares issued and outstanding, liquidation preference
     $41,031                                                                           41,031               -
                                                                                   ----------       ---------
   Stockholders' (deficit) equity:
    Common stock, $.01 and $1.00 par value at January 4, 1997 and March 30, 1996, respectively, 60,000,000 shares authorized, 10,000,000 shares issued and
     outstanding                                                                         100           10,000
    Preferred stock, $1.00 par value, 10,000,000 shares authorized less amount
     authorized as Class A preferred stock, no shares issued and outstanding               -                -
    Capital in excess of par value                                                   140,869          144,000
    Accumulated deficit                                                             (215,998)        (109,856)
                                                                                   ----------       ---------
     Total stockholders' (deficit) equity                                            (75,029)          44,144
                                                                                   ----------       ---------
                                                                                $  1,122,475     $  1,185,206
                                                                                   ----------       ---------
                                                                                   ----------       ---------

       See accompanying notes to consolidated financial statements (unaudited).

                               THE GRAND UNION COMPANY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)

                                                                                                        Predecessor
                                                                             Successor Company            Company
                                                                          -------------------------     -----------
                                                                           40 Weeks       29 Weeks       11 Weeks
                                                                            Ended          Ended           Ended
                                                                          January 4,     January 6,       June 17,
                                                                             1997           1996           1995
                                                                          ----------     ----------      ---------
OPERATING ACTIVITIES:
 Net (loss) income                                                        $(106,142)      $(80,592)      $825,449
 Adjustments to reconcile net (loss) income to net cash provided by
    (used for) operating activities before reorganization items paid:
    Depreciation and amortization                                            61,402         40,504         17,215
    Amortization of excess reorganization value                              78,928         59,405            -
    Deferred taxes                                                          (18,108)       (12,787)           -
    LIFO charge                                                               1,000          1,000            300
    Noncash interest                                                           (145)        14,595          1,126
    Extraordinary gain on debt discharge                                        -              -         (854,785)
 Net changes in assets and liabilities:
   Receivables                                                              (12,241)       (10,865)         1,769
   Inventories                                                               (6,598)        10,489         12,646
   Accounts payable and accrued liabilities                                  10,357        (17,720)       (34,928)
   Other current assets                                                        (279)        (1,102)         2,776
   Other                                                                     (4,399)        (3,176)         4,493
                                                                          ----------     ----------      ---------
 Net cash provided by (used for) operating
   activities before reorganization items paid                                3,775           (249)       (23,939)
     Reorganization items paid                                               (4,492)       (19,609)        (4,913)
                                                                          ----------     ----------      ---------
 Net cash used for operating activities                                        (717)       (19,858)       (28,852)
                                                                          ----------     ----------      ---------
INVESTMENT ACTIVITIES:
  Capital expenditures                                                      (31,430)       (27,304)        (3,301)
  Disposals of property                                                       7,942            -            5,452
                                                                          ----------     ----------      ---------
 Net cash (used for) provided by investment activities                      (23,488)       (27,304)         2,151
                                                                          ----------     ----------      ---------
FINANCING ACTIVITIES:
  Net proceeds from sale of preferred stock                                  28,000            -              -
  Obligations under capital leases discharged                                (8,434)        (4,155)        (1,707)
  Retirement of long-term debt                                               (7,695)          (585)          (239)
  Net proceeds from long-term debt                                            9,000         18,089            -
  Proceeds from New Bank agreement                                              -              -          104,144
  Payment of Old Bank debt                                                      -              -          (93,144)
  Loan placement fees                                                           -              -           (3,125)
                                                                          ----------     ----------      ---------
  Net cash provided by financing activities                                  20,871         13,349          5,929
                                                                          ----------     ----------      ---------
  Decrease in cash and temporary investments                                 (3,334)       (33,813)       (20,772)
  Cash and temporary investments at beginning of period                      39,425         68,651         89,423
                                                                          ----------     ----------      ---------
  Cash and temporary investments at end of period                          $ 36,091       $ 34,838       $ 68,651
                                                                          ----------     ----------      ---------
                                                                          ----------     ----------      ---------
Supplemental disclosure of cash flow information:
  Interest payments                                                        $ 62,705       $ 15,169        $ 9,515
  Capital lease obligations incurred                                         16,758          1,168         20,072
  Accrued dividends on preferred stock                                        1,031            -              -
  Decrease in common stock par value                                          9,900            -              -

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

NOTE 2 - Issuance of Preferred Stock

     On July 30, 1996, the Company entered into an agreement (the "Stock Purchase Agreement") to sell $100 million of 8.5% convertible preferred stock, $1.00 par value per share, (the "Class A Preferred Stock") to an investment group composed of Trefoil Capital Investors II, L. P., a Delaware limited partnership, and GE Investment Private Placement Partners II, A Limited Partnership, a Delaware limited partnership (collectively, the "Purchasers").

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

     Dividends are cumulative and payable quarterly at 8.5% of the Stated Value per annum. Dividends are payable, at the option of the Company, in additional shares of Class A Preferred Stock or common stock through the third anniversary of the Principal Closing. From the third anniversary through the fifth anniversary of the Principal Closing, dividends are payable in cash, unless the terms of the Company's bank credit agreement or 12% senior note indenture prohibit cash dividends, in which case dividends may be paid in Class A Preferred Stock or common stock. After the fifth anniversary of the Principal Closing, dividends are payable in cash. To the extent that any dividends on the Class A Preferred Stock are paid in shares of common stock, the Company is required to pay a premium in additional shares of common stock equal to 33 1/3% of the number of shares of common stock that would otherwise be paid as the dividend. On December 31, 1996 and September 30, 1996, the Company paid dividends on the Class A Preferred Stock through the issuance of 17,056 and 2,644 shares, respectively, of Class A Preferred Stock. The aggregate Stated Value of the dividends at December 31, 1996 and September 30, 1996 was $852,800 and $132,200, respectively.

     Each share of Class A Preferred Stock is convertible at the option of the holder, at any time, into 6.8966 shares of common stock. At January 4, 1997, the 819,700 outstanding shares of Class A Preferred Stock were convertible into an aggregate 5,653,143 shares of common stock.

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

     The Class A Preferred Stock has been classified as Redeemable Class A Preferred Stock in the accompanying Consolidated Balance Sheet. The dividends on the Class A Preferred Stock and the accrued and unpaid dividends through January 4, 1997 have been accounted for by a charge against Capital in Excess of Par Value and a corresponding increase in the value of the Class A Preferred Stock.

     The Company has recorded, as a charge to Capital in Excess of Par Value, costs directly related to the sale of the Class A Preferred Stock totaling $12,000,000. The costs include transaction fees paid to Shamrock Capital Advisors, Inc. and GE Investment Management Corporation of $2,000,000 each, fees paid to Donaldson, Lufkin and Jenrette, the Company's financial advisor and a related party, of approximately $5,200,000 and legal and other professional fees and expenses of $2,800,000.

NOTE 3 - Net Loss Per Share

     The Company's outstanding warrants to purchase common stock and options to purchase common stock under the Company's 1995 Non-Employee Director's Stock Option Plan and 1995 Equity Incentive Plan are considered common stock equivalents. The inclusion of these common stock equivalents in the Company's primary earnings per share calculation would have been anti-dilutive for the periods presented. Accordingly, only the weighted average number of common shares outstanding, totaling 10,000,000, were included in the calculation.

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

NOTE 4  - Annual Meeting of Stockholders

     On November 7, 1996, the Company held its annual meeting of stockholders and the shareholders approved the 1995 Non-Employee Directors' Stock Option Plan and the 1995 Equity Incentive Plan. Additionally, approval was given to an increase in the number of authorized shares of common stock to 60,000,000 and a decrease in the par value to $.01. Also approved were two amendments to the Company's certificate of incorporation, a fair price amendment and an amendment to permit stockholder action by written consents.

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

Results of Operations

     The following table sets forth certain statement of operations data reflecting the combination discussed above (all dollars in millions):

                                                  12 Weeks Ended         40 Weeks Ended
                                               ---------------------   ----------------------
                                               January 4, January 6,   January 4,  January 6,
                                                 1997       1996         1997        1996
                                               ---------  ---------    ----------  ----------
Sales                                          $ 537.2     $ 543.6      $1,797.4    $1,787.9
Gross profit                                     164.3       166.9         548.4       546.4
Operating and administrative expenses           (138.4)     (136.0)       (451.1)     (439.0)
Depreciation and amortization                    (16.3)      (16.5)        (61.4)      (57.7)
Amortization of excess reorganization value      (23.7)      (24.6)        (78.9)      (59.4)
Unusual items                                       --       (15.0)           --       (38.1)
Interest expense, net                            (24.4)      (23.5)        (81.3)      (75.3)
Income tax benefit                                 6.7         7.8          18.1        13.2
Extraordinary gain on debt discharge                --          --            --       854.8
Net (loss) income                                (31.7)      (41.0)       (106.1)      744.9

LIFO provision                                    (0.3)       (0.3)         (1.0)       (1.0)

Sales percentage (decrease) increase              (1.2%)      (3.5%)         0.5%       (4.3%)
Same store sales percentage (decrease) increase   (0.8)       (1.3)          0.8        (1.2)
Gross profit as a percentage of sales             30.6        30.7          30.5        30.6
Operating and administrative
  expenses as a percentage of sales               25.8        25.0          25.1        24.6

     Sales for the 12 (the "third quarter") weeks ended January 4, 1997 decreased $6.5 million, or 1.2%, as compared to the 12 weeks ended January 6, 1996. Same store sales (sales of stores which were operated during the comparable periods of both fiscal years) decreased 0.8% during the third quarter as compared to the prior year's third quarter. Same store sales decreases for the third quarter were largely attributable to a shorter than normal holiday season this year coupled with no snow this year versus the sales benefit of four snow storms last year. Sales for the 40 weeks ended January 4, 1997 increased $9.5 million, or 0.5%, as compared to the 40 weeks ended January 6, 1996. Same store sales increased 0.8% during the year to date as compared to last year's 40 week period. Same store sales increases for the year to date resulted primarily from the continued maturation of the Company's marketing and customer service programs and the effect of the Company's capital expenditure program offset by those factors affecting the third quarter comparison.

          Gross profit, as a percentage of sales, decreased 0.1% for both the third quarter and year to date compared to the prior year's comparable periods. Factors negatively affecting third quarter gross profit, compared to the prior year, include the "More Lower Prices" marketing program implemented at the beginning of the fiscal year in the majority of the Company's metropolitan New York area stores and higher levels of promotional spending partially offset by the positive benefits from outsourcing warehousing and distribution. In addition to the factors affecting the third quarter comparison, the year to date comparison reflects the positive benefit of the restoration of vendor promotional allowances and other vendor support to normal levels compared to bankruptcy - impacted levels experienced in last year's first quarter.

     Operating and administrative expenses, as a percentage of sales, increased 0.8% to 25.8% and 0.5% to 25.1% for the third quarter and year to date, respectively. The increase in operating expenses, as a percentage of sales, in both the third quarter and year to date periods primarily resulted from increased store advertising and promotional activity and store labor levels to properly launch and support the key elements of the Company's strategic plan. In addition, gains on sales of stores in the first half of this year were lower than the comparable period of the prior year.

     Depreciation and amortization decreased $0.2 million to $16.3 million for the third quarter and increased $3.7 million to $61.4 million for the year to date. The year to date increase is principally from increases in capital spending and capitalized leases.

     Interest expense increased $0.9 million to $24.4 million and $6.0 million to $81.3 million for the third quarter and year to date periods, respectively, compared with the same periods of the prior year. The third quarter increase is principally a result of higher levels of capitalized leases in the current year. The year to date increase was impacted by the finalization of debt levels upon emergence from bankruptcy.

     The Company recorded federal and state income tax benefits of $6.7 and $18.1 million during the third quarter and year to date periods, respectively, compared to $7.8 million and $13.2 million for the same periods last year.

     The Company frequently utilizes a financial measure, EBITDA, in discussing its operating results to normalize comparisons with companies of varying capital structures. The Company arbitrarily defines EBITDA as earnings before accrued preferred stock dividends, extraordinary gains or losses, income tax benefits, interest expense, unusual items, depreciation and amortization and LIFO provision. The Company believes that EBITDA comparisons are useful for investors but are not a substitute for operating data required by generally accepted accounting principles. EBITDA, as defined by the Company, totaled $26.3 million, 4.9% of sales, and $98.3 million, 5.5% of sales, for the third quarter and year to date, respectively, compared to $31.1 million, 5.7% of sales, and $108.4 million, 6.1% of sales, for the same periods last year. The decreases are a result of the sales, gross profit and operating expense variances discussed previously. During Fiscal 1996 and Fiscal 1997, the Company has reduced costs through the outsourcing of distribution, store voluntary resignation incentive programs and reorganization of the Company's organizational structure. These savings have been reinvested in price repositioning and customer service programs which adversely affect gross margin and operating expenses in periods in which they are made.

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

     On September 17, 1996, the Company sold 800,000 shares of Class A Preferred Stock to the Purchasers for an aggregate price of $40 million. The Company incurred $12 million of costs directly related to the sale of Class A Preferred Stock, including one-time fees totaling approximately $9.2 million.

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

     The Company is and will continue to be highly leveraged. Interest payments totaled approximately $63 million for the 40 weeks ended January 4, 1997 and will be approximately $110 million for the full year. Capital expenditures, including capitalized leases other than real estate leases, totaled approximately $34 million for the 40 weeks ended January 4, 1997 and are expected to total between $55 and $60 million for the full year. Fiscal 1997 capital expenditures will principally be dedicated to remodels, new and replacement stores, store systems and maintenance capital. Through January 4, 1997, the Company had opened one new and two replacement stores. By the end of April, the Company expects to have completed ten M.A.S.T.E.R.S. ("Maximize All Space, Totally Expand the Right Stuff") renovations since the beginning of the second half of the fiscal year. There are no significant scheduled debt principal repayments prior to June 2000. The Company plans to finance its working capital, interest expense and capital expenditure requirements from proceeds received from the sale of Class A Preferred Stock, operations, its Amended and Restated Credit Agreement (the "New Bank Facility") and, to a limited extent, equipment leases or purchase money mortgages. The Company's ability to fund the payment of interest and other obligations when due is primarily dependent on cash generated from its operations, net of cash capital expenditures. The Company's ability to complete its expanded capital expenditure program is dependent on its operating performance.

     Resources used to finance significant expenditures are as follows (in millions):

                                                                       40 Weeks Ended
                                                                  -----------------------
                                                                  January 4,   January 6,
                                                                     1997         1996
                                                                  ---------    ----------
Resources used for:
  Capital expenditures                                              $ 31.4      $ 30.6
  Debt and capital lease repayments                                   16.1        99.8
  Loan placement fees                                                   --         3.1
                                                                    ------      ------
                                                                    $ 47.5      $133.5
                                                                    ------      ------
                                                                    ------      ------
Financed by:
  Net proceeds from  sale of Class A Preferred Stock                $ 28.0      $   --
  Net proceeds from long-term debt                                     9.0          --
  Property disposals                                                   7.9         5.5
  Operating activities, including cash and temporary investments       2.6         5.8
  Proceeds from New Bank Facility                                       --       122.2
                                                                    ------      ------
                                                                    $ 47.5      $133.5
                                                                    ------      ------
                                                                    ------      ------

     During the 40 weeks ended January 4, 1997, funds for capital expenditures and debt and capital lease repayments were obtained from net proceeds from the sale of Class A Preferred Stock, borrowings under the Company's bank agreement, property disposals and operating activities. During the 40 weeks ended January 6, 1996, funds for debt and capital lease repayments and capital expenditures and loan placement fees were principally obtained from cash provided by the New Bank Facility.

     As of January 4, 1997, the Company had $36.0 million of borrowings and approximately $44.4 million of letters of credit outstanding under its $100 million revolving credit facility.

     The Company and its bank lenders amended the term loan and revolving credit agreements effective at the end of the third quarter. The amendment reduces the minimum levels of EBITDA required for both the third quarter and the fiscal year and correspondingly reduces the EBITDA to cash interest coverage requirement over the same time frame. The Company's ability to meet its future debt covenants is dependent on the results of future operations. The Company is currently in compliance with these amended debt agreements.

     Accounts receivable increased $12.2 million since the end of the prior fiscal year primarily due to increased landlord construction receivables in support of the Company's capital program.

     Certain statements by the Company may be considered "forward-looking statements" within the meaning of federal securities law. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the competitive environment in which the Company operates, the Company's ability to complete its capital expenditures on a timely basis, the success of operating initiatives, regional weather conditions and the general economic conditions in the geographic areas in which the Company operates.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company's first regular annual meeting of stockholders since emergence from bankruptcy was held on November 7, 1996.

     (a) Votes cast in favor of and withheld from voting with respect to the election of each nominee for director were as follows:

     Director                       Votes For  Votes Withheld
     --------                       ---------  --------------
     Roger E. Stangeland           13,824,047     42,207
     Joseph J. McCaig              13,824,401     41,853
     James J. Costello             13,823,947     42,307
     Daniel E. Josephs             13,824,047     42,207
     William G. Kagler             13,824,047     42,207
     Clifford A. Miller            13,824,047     42,207
     Geoffrey T. Moore             13,824,401     41,853
     J. Richard Stonesifer         13,824,301     41,953
     David Y. Ying                 13,824,401     41,853

     (b) The 1995 Non-Employee Directors' Stock Option Plan and the issuance of up to one hundred thousand (100,000) shares of Common Stock pursuant to that plan was approved, with 11,865,827 votes in favor, 158,285 votes against, 36,403 in abstention and 1,805,739 broker non-votes.

     (c) The 1995 Equity Incentive Plan and the issuance of up to nine hundred thousand (900,000) shares of Common Stock pursuant to that plan was approved, with 10,703,529 votes in favor, 1,296,111 votes against, 38,595 votes in abstention and 1,828,019 broker non-votes.

     (d) The amendment of the Company's Certificate of Incorporation to increase the number of shares of authorized Common Stock to sixty million (60,000,000) and to reduce the par value to $.01 per share was approved, with 13,582,864 votes in favor, 126,858 votes against, 46,493 votes in abstention and 110,039 broker non-votes. Common shares were voted 8,065,584 in favor, 126,858 against, 46,493 in abstention and 110,039 broker non-votes.

     (e) The amendment of the Company's Certificate of Incorporation to provide holders of the Company's Common Stock with price protection in connection with certain business combination transactions (the "Fair Price" amendment) was approved, with 11,629,493 votes in favor, 384,065 votes against, 35,051 votes in abstention and 1,817,645 broker non-votes. Common shares were voted 6,112,213 in favor, 384,065 against, 35,051 in abstention and 1,817,645 broker non-votes.

     (f) The amendment of the Company's Certificate of Incorporation to permit stockholder action by written consent was approved, with 11,896,093 votes in favor, 101,789 votes against, 40,348 votes in abstention and 1,828,024 broker non-votes. Common shares were voted 6,378,813 in favor, 101,789 against, 40,348 in abstention and 1,828,024 broker non-votes.

     (g) The appointment of Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending March 29, 1997 was ratified, with 13,792,665 votes in favor, 47,480 votes against and 26,109 votes in abstention.

Item 6.  Exhibits

     Exhibit Number
     --------------
          10.1 Fourth Amendment to the Amended and Restated Credit Agreement dated January 13, 1997.

          27.1          Financial Data Schedule.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE GRAND UNION COMPANY
                                       -----------------------
                                              (Registrant)

Date: February 18, 1997                /s/ Joseph J. McCaig
                                       --------------------
                                           Joseph J. McCaig
                                           Director, President,
                                           and Chief Executive Officer

Date: February 18, 1997                /s/ John M. Needham
                                       -------------------
                                           John M. Needham
                                           Vice President and Controller
                                           (Chief Accounting Officer)