Form 10-K405
period 1997-03-29
GRAND UNION CO /DE/
filed 1997-06-27
CIK 316236

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K


 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 1997

Commission File Number 0-26602

                           THE GRAND UNION COMPANY
           (Exact name of registrant as specified in its charter)


            Delaware                                      22-1518276
--------------------------------                     ------------------
   (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                     Identification No.)


201 Willowbrook Boulevard, Wayne, New Jersey                07470-0966
---------------------------------------------          --------------------
  (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code         973-890-6000
                                                       --------------------

Securities registered pursuant to Section 12 (b) of the Act:

      Title of each class              Name of each exchange on which registered
----------------------------------     -----------------------------------------

   Common Stock, Par Value $0.01            National Market System of NASD
----------------------------------     -----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:      None
                                                            --------------------

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 24, 1997 is approximately $16,200,000, based upon the closing sales price of the Common Stock on such date. Voting stock includes the Class A Cumulative Convertible Preferred Stock and the Class B Cumulative Convertible Preferred Stock. For the purpose of this calculation, all members of the Board of Directors and all stockholders with sole or shared voting power over 10% or more of the Company's Common Stock are presumed to be affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court. Yes   X       No
                               -----        ------

As of June 24, 1997 there were issued and outstanding 10,000,000 shares, par value $0.01 per share, of the Registrant's Common Stock.

Documents Incorporated by Reference: The Proxy Statement for the 1997 Annual Meeting of Shareholders has been incorporated by reference partially in Part III hereof.

                            THE GRAND UNION COMPANY

         Other than historical information, statements in this report may be deemed to be forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors, including those set forth in this report. See "Special Note Concerning Forward-Looking Statements" in Part II of this report.

PART I

ITEM 1. BUSINESS

GENERAL
     The Grand Union Company, a Delaware corporation ("Grand Union" or the "Company"), currently operates 225 retail food stores under the "Grand Union" name in six northeastern states. Grand Union's common stock is listed on the NASDAQ National Market under the symbol GUCO.

     The Grand Union Company's greatest challenge is to increase sales and margins in an intensely competitive and consolidating retail food industry. To address this challenge, the Company has adopted strategies over the past two fiscal years to build on its strengths and reduce its expenses.

     During the fiscal year ended March 29, 1997 ("Fiscal 1997"), the Company adopted organizational restructuring measures which substantially eliminated its regional offices and consolidated its management functions, thereby reducing the number of employees and associated expenses. After the end of Fiscal 1997, the Company announced additional restructuring measures to significantly further reduce the number of its administrative employees. The Company anticipates that these measures collectively should reduce expenses by more than $8 million per year.

     During Fiscal 1997, the Company continued to renovate and replace its stores with stores designed under its MASTERS (Maximize All Space, Totally Expand the Right Stuff) format, designed to significantly increase the number and variety of product offerings. During Fiscal 1997, six stores were renovated to this format and two stores were completed during the fiscal year ended March 30, 1996 ("Fiscal 1996").

     The Company anticipates, however, that the number of store projects completed over the next two fiscal years, including conversion of stores to the M.A.S.T.E.R.S. format, the renovation and replacement of existing stores, and the completion of new stores, will be significantly reduced compared to previous estimates.

     During Fiscal 1997, the Company continued to operate under and improve the strategic initiatives adopted during Fiscal 1996, calculated to enhance its image as a high-quality, price-conscious operator in the Northeastern retail food industry, and to improve the efficiency and profitability of its operations. In connection with that plan, the Company adopted newspaper, television and radio advertising to introduce and support its "More Lower Prices" campaign, and to emphasize the superior quality of its produce departments. In addition, the Company expanded and emphasized its "Best Take-Out Restaurant in Town" prepared and ready-to-serve food offerings, and took measures to improve its in-stock position, the cleanliness and safety of its stores, and the speed and convenience of the service offered in each department and in its check-out areas.

     In connection with the Company's 1996 strategic plan, the Company also discontinued operating its internal warehousing and distribution functions, by replacing its distribution activities with third-party wholesale supply arrangements. (See "Item 1 -Business - Distribution and Supply and Management Information Systems.") The Company also completed voluntary resignation programs which resulted in a reduction in the Company's number of employees and associated costs.

    STORE FORMATS
     Grand Union's store sizes and formats vary depending upon the demographics and competitive conditions in each location it operates, as well as the availability of real estate. Grand Union supermarkets offer a wide selection of national brand and private label grocery and general merchandise products as well as high-quality perishables and service departments. The majority of the Company's sales are generated from stores which include high margin specialty and service areas. Selected stores feature in-store kitchens and pharmacies. Liquor, beer and wine departments are included in many locations, subject to the limitations of state and local law. Grand Union's supermarkets range in size from 7,000 to 64,000 square feet. Newly constructed stores are typically in excess of 40,000 square feet.

SELECTED DATA

     The table below sets forth certain statistical information with respect to Grand Union retail stores for the past three years.

                                                                     Fiscal        Fiscal        Fiscal
                                                                      1997          1996          1995
                                                                   ----------    ----------    ----------
Number of stores (at end of year)                                        226           229           231
Total selling square feet at end of year (in thousands)                4,312         4,305         4,276
Average sales per selling square foot per week                        $10.28        $10.28        $10.29

SUMMARY OF OPERATIONS AND COMPETITION

     The food retailing business is highly competitive. The Company competes with numerous national, regional and local supermarket chains. The Company also competes with convenience stores, stores owned and operated or otherwise affiliated with large food wholesalers, unaffiliated independent food stores, warehouse/merchandise clubs, discount drugstore chains and discount general merchandise chains. Some of the Company's competitors have greater financial resources than the Company and could use those resources to take steps which would adversely affect the Company's competitive position. (See also "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations").

     Grand Union currently operates 225 stores, including 81 in northeastern New York, 41 in Vermont, 41 in central and northern New Jersey, 28 in Westchester, Orange, Rockland, Dutchess and Putnam Counties of New York, 14 on Long Island, New York, 12 in Fairfield County, Connecticut, 3 in New Hampshire, 3 in New York City, and 2 in Pennsylvania.

     In upstate New York, Grand Union generally operates in small cities and rural communities. The Company's main competitors are Golub Corporation ("Price Chopper") and Hannaford Brothers, Inc. ("Hannaford").
 Commercial development in areas north of Albany is limited and constrained by zoning and environmental restrictions, particularly in areas regulated by the Adirondack Park Commission. In the more urban Albany, New York metropolitan area, Price Chopper and Hannaford have each opened a number of new stores in the last five years, which are generally larger than the Company's stores.

     In the Mid-Hudson Valley area of New York, the Company's principal competitors are Big V Supermarkets Inc. (a member of the Wakefern ("ShopRite") cooperative), Price Chopper, Hannaford and The Great Atlantic & Pacific Tea Company, Inc. ("A&P"). Continuing weak economic conditions in the Mid-Hudson Valley have constrained business in recent years. In addition, the Company's results in this region have also been adversely affected by recent store openings by competitors.

     In Vermont, Grand Union's principal competitors are Price Chopper, Hannaford and A&P. Zoning and environmental regulations in the state restrict commercial development (including supermarkets which might be competitors of the Company). Shaws Supermarkets recently opened two stores in the state.

     A number of stores in upstate New York and Vermont are in resort areas. These generally experience significant increases in sales in the summer months and in some cases during the winter ski season.

     The Company's stores in downstate New York, Connecticut, and New Jersey serve densely populated communities with demographics particularly well-suited for store formats emphasizing specialty departments. Accordingly, the sales mix in these stores includes a larger percentage of higher margin perishable items. In addition, the high population density as well as the geographic concentration of stores provide substantial economy of scale opportunities.

     In New Jersey,  the Company  competes  primarily  against  A&P,
Pathmark Stores, Inc. ("Pathmark"), Ahold Supermarkets, Inc. ("Edwards" and "Stop and Shop"), ShopRite and various supermarkets supplied by the Twin County ("Foodtown") cooperative.

     In Westchester, Orange, Rockland, Dutchess and Putnam Counties in New York, the Company generally competes with A&P, Edwards and ShopRite.

     On Long Island, the Company's principal competitors are A&P, Waldbaums, Pathmark, and King Kullen Grocery Co., Inc.

     Grand Union's main competitors in Fairfield County, Connecticut are Stop & Shop and A&P.

CAPITAL INVESTMENT
     The Company's capital spending is directed towards renovating and upgrading existing Grand Union stores and opening new and replacement stores in existing marketing areas. Cash capital expenditures for Fiscal 1997 and 1996 were approximately $55,000,000 and $44,000,000, respectively, excluding capital lease additions of $23,000,000 and $29,000,000.

     The Company continues to renovate certain locations using its MASTERS prototype.

DISTRIBUTION AND SUPPLY AND MANAGEMENT INFORMATION SYSTEMS
     DISTRIBUTION AND SUPPLY. The majority of the Company's merchandise is stocked and distributed to Grand Union stores by C&S Wholesale Grocers, Inc. ("C&S") pursuant to supply and distribution agreements between the Company and C&S. Under the agreements, C&S stocks and supplies grocery and perishable products from its own warehouses, and health and beauty care and general merchandise products from the Company's Montgomery, New York warehouse. Grand Union also contracts with a third party for frozen food distribution. Management believes that the agreements with C&S enhance the Company's ability to offer consistently fresh and high quality products to its customers at a favorable cost.

     MANAGEMENT INFORMATION SYSTEMS. Financial, purchasing and operating system requirements are supported through a central computer system located in Wayne, New Jersey. As of March 29, 1997, Grand Union utilized scanning systems in 181 stores (representing approximately 94% of total sales) and intends to continue investing in scanning and other store systems in the future where economically justified.

     COMMISSARY. Grand Union operates a 20,000 square foot commissary located in Newburgh, New York, in which high quality cooked meat products, salads, salad ingredients and soups are prepared for sale in the Company's delicatessen departments.

MANAGEMENT
     Between  January and May 1997,  four of the Company's  five
Executive officers retired or resigned, leaving certain positions temporarily vacant, including, among others, Chief Executive Officer, and Executive Vice Presidents for Store Operations and Merchandising. Roger Stangeland, the Company's Chairman and a member of the Board of Directors, has been named interim Chief Executive Officer, and Jeffrey P. Friemark has been hired to serve as Executive Vice President, Chief Financial and Administrative Officer. As an interim measure, the Company is being managed by an Office of the Chairman comprised of Mr. Stangeland, Mr. Josephs, Director, Mr. Freimark, and Mr. Vuolo, Senior Vice President, Human Resources, and Labor Relations. The Company is continuing to identify and interview appropriate candidates to fill the position of Chief Executive Officer. Upon selecting a new Chief Executive Officer, the Company anticipates that such person will seek to fill some or all of the remaining vacancies.

EMPLOYEES
     As of March 29, 1997, Grand Union had approximately 15,000 employees, of whom approximately 67% were employed on a part-time basis. Approximately 50% of Grand Union's employees are covered by 13 collective bargaining agreements with 9 different union locals.

     On April 13, 1997, the Company entered into a new labor agreement with United Food and Commercial Workers Local 1262 covering approximately 3,550 clerks in 56 of the Company's stores in New Jersey, Pennsylvania and Rockland and Orange counties in New York. The agreement expires in April 2001. The Company's other labor agreements expire between June 1997 and January 2001.

     As of March 29, 1997, all employees covered by collective bargaining agreements were employed at store locations or in the Company's remaining warehouse.

     From December 1996 through May 1997, the Company effected a corporate reduction in workforce, terminating or reassigning approximately 130 employees at its headquarters and in its operating areas. The Company provided severance payments to those employees who were terminated, in accordance with its severance policy, based on each employee's position and length of service.

     The Company believes that its relationship with its employees is generally satisfactory.

TRADE NAMES, SERVICE MARKS AND TRADEMARKS

     Grand Union owns and actively uses over 20 trade names, service marks and trademarks (collectively, "Marks"). Among these Marks are "Grand Union"-Registered Trademark-, the symbol of a red dot, "Grand Classics"-Registered Trademark-, "Big Gold Top"-Registered Trademark-, "Holland Hall"-Registered Trademark-, and "Red Dot Special"-Registered Trademark-, all of which are significant to the Company's business. The Company also has common law rights in, has filed for, or intends to file for various other Marks.

RECENT HISTORY
     CHANGE IN CONTROL

     TRANSACTION
     In a series of transactions pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") dated as of July 30, 1996, between the Company and Trefoil Capital Investors II, L.P. ("Trefoil") and GE Investment Private Placement Partners, A Limited Partnership ("GEI" and, collectively with Trefoil, the "Purchasers"), and an Acceleration and Exchange Agreement dated as of June 5, 1997, among the Company and the Purchasers, the Purchasers acquired, for aggregate consideration of $100,000,000, an aggregate of

1,200,000 shares of the Company's Class A Convertible Preferred Stock (the "Class A Stock") and an aggregate of 800,000 shares of the Company's Class B Convertible Preferred Stock (the "Class B Stock" and, collectively with the Class A Stock, the "Preferred Stock"). In March 1997, the Company's Chairman and interim Chief Executive Officer also acquired 600,000 shares of the Class A Stock, for a purchase price of $3,000,000.

     VOTING CONTROL
     Pursuant to the Certificates of Designation of Preferred Stock setting forth the powers, preferences, rights, qualifications, limitations and restrictions of each class of preferred stock (the "Certificates of Designation"), the holders of the preferred stock have the right to vote together with the holders of the Company's common stock (the "Common
Stock"), as a single class, on all matters submitted to the Company's stockholders for a vote, including the election of directors. The number of votes entitled to be cast by the holder of Preferred Stock is equal to the number of whole votes which could be cast in such vote by a holder of the shares of Common Stock into which such shares of Preferred Stock are convertible on the record date for such vote.

     Each share of Class A Stock currently is convertible into 6.8966 shares of Common Stock, and each share of Class B Stock currently is convertible into 20.8333 shares of Common Stock. The conversion prices of the Preferred Stock are subject to certain customary anti-dilution adjustments, and the terms of the Class B Stock provide that the conversion price of the Class B Stock will be reset during March 1998 to a conversion price based on a 20% premium to the average trading price of the Common Stock during a twenty-day period during February 1998.

     Based on current conversion prices and including dividends that have been paid in respect of the outstanding shares of Class A Stock, as of June 24, 1997 the Purchasers owned an aggregate of 1,240,424 shares of Class A Stock, and 800,000 shares of Class B Stock, which together were convertible into an aggregate of 25,221,348 shares of Common Stock. Such shares of Common Stock would represent approximately 70.77% of the aggregate voting power outstanding.

     The Preferred Stock entitles the holders to quarterly dividends, when, as and if declared by the Company's Board of Directors, in an amount equal to 8.5% per annum of the stated value of the preferred stock. Unpaid dividends shall cumulate, and shall bear additional dividends at such rate. Until September 17, 1999, such dividends are payable, at the option of the Company, in additional shares of Preferred Stock or in shares of Common Stock. From September 18, 1999 to September 17, 2001, dividends are payable in cash, unless the Company's bank credit agreement or the indenture governing its 12% Senior Notes due 2004 shall prohibit such cash payments, in which case such dividends on the Preferred Stock are payable, at the option of the Company, in shares of Preferred Stock or shares of Common Stock. To the extent that any dividends on the Preferred Stock are paid in shares of Common Stock, the Company is required to pay a premium in additional shares of Common Stock equal to 33-1/3% of the total number of shares of Common Stock that would otherwise be paid as the dividend. After September 17, 2001, all dividends are payable in cash.

     The Stock Purchase Agreement provides that, for so long as the Purchasers own at least 50% of the total number of shares purchased by them pursuant to the Stock Purchase Agreement, the Purchasers shall have pre-emptive rights with respect to any sale by the Company of any shares of its Common Stock or securities convertible into or exchangeable for shares of its Common Stock (with certain limited exceptions) in proportion to the shares of Preferred Stock then held by the Purchasers.

     The Stock Purchase Agreement also provides that, until the third anniversary of September 17, 1996 (the "Principal Closing"), the Purchasers will not sell more than one-third of the Class A Stock (or shares of Common Stock issued upon conversion of such shares (the "Conversion Shares")).

  CHAPTER 11 REORGANIZATION
     On January 25, 1995, in connection with a capital restructuring plan reached with its bank lenders and with members of informal committees of certain holders of Grand Union notes, the Company filed a voluntary petition for relief under Chapter 11 of the Code in Bankruptcy Court. The Bankruptcy Court confirmed the Second Amended Chapter 11 Plan of The Grand Union Company, dated as of April 19, 1995, on May 31, 1995 and the Company emerged from Chapter 11 on June 15, 1995. Significant provisions of the Plan included:

     1. Payment in full of all allowed administrative claims and all allowed general unsecured and priority claims.

     2. Payment in full of obligations under the Company's existing bank credit agreement (the "Bank Credit Agreement"), including principal and accrued interest. Concurrently, the Company entered into an Amended and Restated Credit Agreement (the "New Bank Facility") providing for a five-year revolving credit facility of $100,000,000 and a seven-year term loan facility of $104,144,371, secured by a lien on substantially all of the assets of Grand Union and its subsidiaries.

     3. Cancellation of obligations under the Company's 11.375% Senior Notes due 1999 and 11.25% Senior Notes due 2000 (collectively, the "Old Senior Notes"), with an aggregate principal amount of $525,000,000 plus accrued interest, in exchange for the issuance of $595,421,000 aggregate principal amount of 12% Senior Notes due 2004 (the "Senior Notes") and cash payments of $54,922 for fractional shares.

     4. Cancellation of obligations under the Company's 12.25% Senior Subordinated Notes due 2002, 12.25% Senior Subordinated Notes due 2002, Series A and 13% Senior Subordinated Notes due 1998 (collectively, the "Subordinated Notes"), with an aggregate principal amount of $566,150,000, in exchange for a pro rata share of an aggregate of 10,000,000 shares of new common stock (the "Common Stock").

     5. Issuance of warrants, which expire June 15, 2000, to purchase an aggregate of 900,000 shares of Common Stock to holders of 15%
         Senior Zero Coupon Notes due 2004 and 16.5% Senior  Subordinated
         Zero Coupon Notes due 2007 (collectively, the "Capital Notes") pursuant to the terms of a settlement reached among the Company, its then indirect parent companies, the Official Committee of Unsecured Creditors of its then parent company, and certain holders of Capital Notes. The warrants are comprised of 300,000 Series 1 Warrants to purchase shares of Common Stock at a purchase price of $30 per share and 600,000 Series 2 Warrants to purchase shares of Common Stock at a purchase price of $42 per share.

     The Plan made no provision for the holders of the remaining long-term debt, redeemable preferred stock, common stock, or warrants to purchase common stock of the Company's then indirect parent.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
     Grand Union has no foreign operations or export sales.

ITEM 2. PROPERTIES

     Grand Union conducts its operations primarily in leased stores and offices. The following table indicates the location and number of stores as of March 29, 1997.

                                             Number of
       Locations                              Stores
       ---------                              ------
       New York                                 126
       New Jersey                                42
       Vermont                                   41
       Connecticut                               12
       New Hampshire                              3
       Pennsylvania                               2
                                                ---
       Total                                    226
                                                ---
                                                ---

     As of March 29, 1997, Grand Union owned 13 and leased 213 of its store sites pursuant to commercial leases. Management believes no store lease is individually material to Grand Union. Most store leases contain several renewal options. Nine store leases do not contain renewal options and will expire over the next five years. Management anticipates that it will be able to renegotiate favorable lease terms for most of these locations, if so desired.

     Grand Union currently operates one distribution center in Montgomery, New York, which is leased, and a commissary, which is housed in a building owned by the Company on a ground-leased site in Newburgh, New York. Grand Union owns a 101,000 square foot warehouse in Waverly, New York that is currently vacant. Grand Union's lease on its distribution center has 32 years remaining, including options. See Note 9 to the Consolidated Financial Statements, Property Leases, for information on leases and annual rents.

ITEM 3. LEGAL PROCEEDINGS

     CHAPTER 11 PROCEEDINGS. Reference is made to "Item 1 - Business - Recent History" for information regarding the Company's Chapter 11 proceedings. The Company does not believe that lingering Chapter 11 proceedings will result in any modification or revocation of the order.

     ENVIRONMENTAL -- CONNECTICUT. Soil and ground-water contamination has been detected at a shopping center owned by Grand Union which is located in Connecticut. The Company is investigating whether such contamination was caused by improper disposal of perchloroethylene wastes by a dry cleaner previously operating at this location or by an off-site source. Grand Union has undertaken, under approval by the Connecticut Department of Environmental Protection, a proposal for a remedial investigation designed to identify the sources of such soil and ground-water contamination and to determine the length, depth and breadth of the contamination on and off-site. Sampling analyses for the ground-water at the shopping center and for drinking water in private residences located in the immediately surrounding area confirm that the source of the on-site contamination, in part, is an off-site shopping center and a gasoline station located nearby. A Remedial Action and Investigation Report was submitted to the Connecticut Department of Environmental Protection
 on May 21, 1993. The Company is awaiting a response from the Connecticut Department of Environmental Protection.

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

     ENVIRONMENTAL -- NEW YORK. In 1991, Grand Union's landlord brought an action against Grand Union, two other tenants at the Apple Valley Shopping Center in LaGrange, New York, and a supplier of hazardous substances to one of the tenants, seeking approximately $1,600,000 in response costs within the meaning of the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and consequential damages (pursuant to the court's supplemental jurisdiction). The plaintiff claims that Grand Union and other tenants discharged hazardous substances from their premises which caused the plaintiff to incur response costs. The gravamen of the plaintiff's claim is that Grand Union placed household cleaning products containing volatile organic substances in a compactor situated at the rear of its premises and that such substances were released into the environment. In connection with the Company's Chapter 11 proceedings, the plaintiff filed a proof of claim in the amount of $4,389,518. The U.S. Environmental Protection Agency carried out a removal action at this site and recently notified the Company that it was a potentially responsible party within the meaning of Section 107(a) of CERCLA. Subsequent to the end of the fiscal year, the Company settled this action under terms not materially adverse to the Company's financial condition.

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

     The FTC Agreements required the divestiture by MTH Holdings and/or Grand Union (including in each case their respective subsidiaries and affiliates) of sixteen stores located in Vermont and upstate New York. Such divestitures were completed on July 30, 1990. Thirteen of the sixteen stores divested were P&C Foods stores and three of the sixteen stores divested were Grand Union stores. In a related transaction, Grand Union and P&C Foods entered into an operating agreement (the "Operating Agreement"), pursuant to which Grand Union acquired the right to operate P&C Foods' thirteen remaining stores in New England under the Grand Union name until July 2000, for an average annual rent of approximately $10,700,000 with an option to extend the term of such operation for an additional five years.
 Grand Union paid P&C Foods $7,500,000 for an option to purchase the stores at an amount defined in the Operating Agreement. Pursuant to the terms of the Operating Agreement, the 1992 Recapitalization triggered a $15,000,000 prepayment obligation to P&C Foods. The Operating Agreement was assumed during the Chapter 11 case and continues on its then current terms.

     The FTC Agreements also provide, among other things, that MTH Holdings and Grand Union (including in each case their respective subsidiaries and affiliates) shall not acquire, for a period of ten years, any retail grocery stores in Vermont and certain specified counties in New York without the prior notification to, and concurrence of, the FTC.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's securityholders during the fourth quarter of Fiscal 1997.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

     The Common Stock of the Company is listed on the NASDAQ National Market under the symbol GUCO. At the close of business on June 24, 1997, there were 10,000,000 shares of Common Stock, $0.01 par value outstanding and entitled to vote. There were approximately 3,000 holders of record as of June 25, 1997.

     The quarterly market value of the Company's stock is discussed in Note 16 to the Consolidated Financial Statements.

     No cash dividends were declared or paid during each of the three fiscal years ended March 29, 1997. Payment of dividends to holders of Common Stock is restricted by the Bank Facility and by the terms of the Senior Notes and the Preferred Stock.

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

                                                   Successor Company                           Predecessor Company
                                                ------------------------------------------------------------------------------
                                                52 Weeks       41 Weeks      11 Weeks      52 Weeks     52 Weeks     53 Weeks
                                                 Ended          Ended          Ended         Ended        Ended       Ended
                                               March 29,      March 30,      June 17,      April 1,      April 2,    April 3,
                                                  1997           1996          1995          1995         1994         1993
                                                  ----           ----          ----          ----         ----         ----
STATEMENT OF OPERATIONS DATA:
  Sales                                        $  2,312.7      $  1,819.9   $    487.9    $  2,391.7    $  2,477.3       $ 2,834.0
  Gross profit                                      705.7           569.9        143.8         708.3         731.7           822.3
  Operating and administrative expenses             582.9           453.7        117.5         571.6         552.5           627.0
  Depreciation and amortization                     188.1           143.8         17.2          87.1          78.6            80.6
  Unusual items                                       9.8            22.0         18.6          27.4           4.5           201.5
  Interest expense                                  105.8            79.2         19.8         182.0         183.8           174.5
  Loss before income taxes, extraordinary
    items and cumulative effect of
    accounting change                               180.8           128.8         29.3         159.8          87.6           261.2
  Income tax (provision) benefit                     (2.5)           18.9          -             -             -              (4.5)
  Extraordinary items                                 -               -          854.8           -             -             (47.7)
  Cumulative effect of accounting change              -               -            -             -            30.3             -
  Net (loss) income                                (183.4)         (109.9)       825.5        (159.8)       (118.0)         (313.4)
  Net loss applicable to common stock               185.4             -            -             -             -               -
  Net loss per common share (3)                      18.54           10.99         -             -             -               -
  Ratio of earnings to fixed charges (1)              -               -            -             -             -               -
  Deficiency in earnings available to
    cover fixed charges                             180.8           128.8         29.3         159.8          87.6         261.2
BALANCE SHEET DATA:
  Total assets                                  $ 1,060.8       $ 1,178.2         (2)      $ 1,394.8    $  1,394.2      $1,418.2
  Total debt and capital lease obligations          888.4           875.1         (2)        1,614.9       1,532.2       1,402.5
  Redeemable stock                                   65.0             -           (2)          174.2         154.7         139.8
  Nonredeemable stock and stockholders'
    equity (deficit)                               (153.2)           44.1         (2)         (824.3)       (644.8)       (510.3)
OPERATING AND OTHER DATA:
  Capital expenditures                          $    55.1       $    43.0    $    3.0      $    70.8     $     86.2     $     66.2
  Number of stores at year end                      226             229            N/A         231            254            250

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

(3) Loss per share data is not meaningful for periods prior to the Effective Date due to the significant changes in the capital structure of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:
     As discussed in Item 1, the Company emerged from its Chapter 11 proceedings effective June 15, 1995 (the "Effective Date"). For financial reporting purposes, the Company accounted for the consummation of the Plan effective June 17, 1995. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code", the Company has applied Fresh-Start Reporting as of the Effective Date which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods prior to the Effective Date have been designated "Predecessor Company" and the periods subsequent to the Effective Date have been designated "Successor Company". For purposes of the discussion of Results of Operations and Liquidity and Capital Resources, the results of the Predecessor Company and Successor Company for the 52 weeks ended March 30, 1996, have been combined.

RESULTS OF OPERATIONS
     The following table sets forth certain statement of operations data reflecting the combination discussed above (all dollars in millions):

                                                                       Fiscal          Fiscal          Fiscal
                                                                        1997            1996            1995
                                                                        ----            ----            ----
Sales                                                              $  2,312.7       $ 2,307.8        $ 2,391.7
Gross profit                                                            705.7           713.7            708.3
Operating and administrative expenses                                   582.9           571.2            571.6
Depreciation and amortization                                            85.5            77.1             87.1
Amortization of excess reorganization value                             102.6            84.0               -
Unusual items                                                             9.8            40.6             27.4
Interest expense                                                        105.8            99.0            182.0
Income tax (provision) benefit                                           (2.5)           18.9               -
Extraordinary credit                                                       -            854.8               -
Net (loss) income                                                      (183.4)          715.6           (159.8)
Net (loss) income applicable to common stock                           (185.4)          715.6           (179.3)


Sales percentage increase (decrease)                                      0.2%           (3.5)%           (3.5)%
Gross profit as a percentage of sales                                    30.5            30.9             29.6
Operating and administrative expenses as a percentage of sales           25.2            24.7             23.9

     Sales for Fiscal 1997 increased $4.9 million or 0.2% compared to Fiscal 1996. The sales increase in Fiscal 1997 was comprised of 0.9% in sales from new stores, and 0.5% in sales from same store sales (sales of stores which were operated during the comparable periods of both fiscal years, including stores replaced during the year), offset by 1.2% from sales lost as a result of store closures. Same store sales changes, by quarter for Fiscal 1997, beginning with the first quarter, were 1.0%, 2.0%, (0.8)% and (0.4)%. Same store sales comparisons were positively influenced by the Company's marketing and customer service programs implemented during the year including "More Lower Prices" and Green Team Produce and the inclusion of two Easter periods compared to one in the prior year. Same store sales comparisons were negatively influenced by intensified competition, the overall economic climate in the Company's operating areas, short term disruptions associated with the store renovation programs, a generally milder winter, and the shorter than normal holiday season this year. During Fiscal 1997, the Company opened one new store, two replacement stores, and completed six major renovations, and closed four stores.

     Sales for Fiscal 1996 decreased $83.9 million or 3.5% compared to Fiscal 1995. The sales decline in Fiscal 1996 was a result of the sale or closure of 24 stores during Fiscal 1995 which were not replaced and from same store sales decreases, partially offset by sales of new stores. Same store sales declined .9% for the year. Same store sales changes, by quarter for Fiscal 1996, beginning with the first quarter, were 0.1%, (2.8)%, (1.3)% and 0.4%. Same store sales comparisons were negatively influenced by strong promotional programming during the second and third quarters of Fiscal 1995 and the effects of closing two distribution centers servicing the metropolitan New York area stores. Same store sales were positively influenced by the positive impact of the "More Lower Prices" price repositioning program implemented in most of the Company's stores during the year, by additional marketing, and store service programs introduced in the second quarter of this year in the Albany, New York and Bergen County, New Jersey areas and by a relatively harsh winter. During Fiscal 1996, the Company opened two new stores, two replacement stores, and completed three enlargements and four major renovations.

     Gross profit, as a percentage of sales, was 30.5% in Fiscal 1997 compared to 30.9% in Fiscal 1996. The decreased gross profit is attributable to the "More Lower Prices" program and higher promotional activity, offset by savings from the outsourcing of certain distribution functions to C&S Wholesale Grocers, Inc. ("C&S").

     Gross margin (defined as gross profit as a percent of sales) was 30.9% in Fiscal 1996, compared to 29.6% in Fiscal 1995. The gross profit percentage in Fiscal 1996 was impacted favorably by savings generated by replacing the Company's distribution network with a wholesaler arrangement and the restoration of vendor promotional allowances and other vendor support not generally available to the Company during the bankruptcy proceedings in Fiscal 1995. Gross margin was negatively affected by the "More Lower Prices" price repositioning program implemented in certain of the Company's stores during Fiscal 1996.

     Operating and administrative expenses, as a percentage of sales, were 25.2% during Fiscal 1997, compared to 24.7% during Fiscal 1996. The increase in operating and administrative expenses, as a percentage of sales, resulted from investments in store labor and advertising expense to support key elements of the Company's strategic plan such as "The Green Team", "Best Takeout Restaurant in Town" and "Fresh at Five" Programs.

     Operating and administrative expenses, as a percentage of sales, were 24.7% during Fiscal 1996, compared to 23.9% during Fiscal 1995. Store labor increased, as a percentage of sales, as a result of the Company's Albany, New York and Bergen County, New Jersey marketing and customer service programs, offset by the benefits of the voluntary resignation programs. Advertising costs increased in Fiscal 1996 in connection with the "More Lower Prices" price repositioning program and the Albany and Bergen
County  marketing and customer service  programs.  Occupancy costs increased, as a percentage of sales, principally as a result of decreased sales in Fiscal 1996. Included in operating and administrative expenses were gains from the sale of stores totaling $5.4 million in Fiscal 1996 and $2.5 million in Fiscal 1995.

     The increase in depreciation and amortization expense during Fiscal 1997 was largely attributable to the application of Financial Accounting Standard No. 121 ("FAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"; whereby $6.4 million of an impairment loss was recorded to reduce the estimated fair value of certain store assets. See Note 4 of the consolidated financial statements for a discussion of this charge. The decrease in depreciation and amortization expense during Fiscal 1996 compared to Fiscal 1995 resulted principally from the absence of amortization of goodwill after the Effective Date.

     In accordance with Fresh-Start Reporting, the Company valued its assets and liabilities at fair values and eliminated its retained earnings as of the Effective Date. The total reorganization value as of the Effective Date was determined to be $1,334.0 million which is $521.7 million in excess of the aggregated fair value of the Company's tangible and identified intangible assets. Such excess is being amortized on a straight-line basis over a five-year period. See Note 1 of the consolidated financial  statements for a more comprehensive discussion.

     Unusual items in Fiscal 1997 consisted of (a) a $7.8 million provision for restructuring which principally relates to severance costs in connection with a reduction of administrative overhead and (b) a $2.0 million adjustment of inventory valuation. Unusual items in Fiscal 1996 consisted of (a) a $2.5 million organizational restructuring provision,
(b) a $15.0 million provision related to the closure of the Company's two New York metropolitan area warehouses, (c) a $4.5 million provision relating to a voluntary resignation program and (d) $18.6 million of restructuring charges incurred in connection with the Chapter 11 proceedings. Unusual items in Fiscal 1995 consisted of (a) a store closure provision totaling $16.9 million offset by $4.0 million of proceeds from the termination of a warehouse sublease, (b) a charge of $3.7 million for an early retirement program offered to certain employees, and (c) $10.8 million of restructuring charges incurred in connection with the Chapter 11 proceedings.

       The increase in interest expense in Fiscal 1997 compared to Fiscal 1996 is principally a result of higher capitalized lease costs and renegotiated debt related to the Company's emergence from bankruptcy. Interest expense was substantially less in Fiscal 1996 than Fiscal 1995 as a result of the decreased level of debt of the Successor Company. As a result of the Chapter 11 proceedings, the Company did not accrue interest expense on its Subordinated Notes, or on the debt of its then parent companies, subsequent to January 25, 1995 and prior to the Effective Date.

        During Fiscal 1997, the Company recorded an income tax provision of $2.5 million. As a result of lower than anticipated earnings and net operating loss carryforward limitations as a result of the change in control of the Company, the Company wrote down $8.5 million of the previously recorded income tax benefits and recorded a valuation allowance for the balance of the previously recorded benefits relating to the use of operating loss carryforwards. During Fiscal 1996, the Company recorded an income tax benefit of $18.9 million consisting of federal and state income taxes. Operating loss and credit carryforwards of the Predecessor Company have been offset by taxable gains realized on the debt discharged in connection with the Plan. There are no remaining operating loss or credit carryforwards of the Predecessor Company and there was no change in the tax basis of the Company's assets as of the Effective Date. No income taxes were provided in Fiscal 1995.

     During Fiscal 1996, in connection with the Company's emergence from Chapter 11, the Company recorded an extraordinary gain on debt discharge of $854.8 million.

LIQUIDITY AND CAPITAL RESOURCES

     On July 30, 1996, the Company entered into an agreement (the "Stock Purchase Agreement") to sell $100 million of its 8.5% convertible preferred stock, $1.00 par value per share (the "Class A Preferred Stock") to an investment group composed of Trefoil Capital Investors II, L.P., a Delaware limited partnership, and GE Investment Private Placement Partners II, A Limited Partnership, a Delaware limited partnership (collectively, the "Purchasers").

     On September 17, 1996 and February 25, 1997, the Company sold 800,000 and 400,000 shares of Class A Preferred Stock, respectively, to the Purchasers for an aggregate price of $60 million. On March 20, 1997, the Company sold 60,000 shares of the Class A Preferred Stock to the Chairman of its Board of Directors for a purchase price of $3 million. The Company incurred $12 million of costs related to the sale of Class A Preferred Stock, including one-time fees totaling approximately $9.2 million.

     On June 12, 1997, through an acceleration of the original Stock Purchase Agreement, the Company sold the remaining 800,000 shares of Class A
Preferred Stock to the Purchasers. These shares were immediately converted to 800,000 shares of Class B Stock.

     The Company continues to be highly leveraged. Interest payments during Fiscal 1997 totaled approximately $105 million. Capital expenditures, including capitalized leases, totaled approximately $79 million in Fiscal 1997. Capital expenditures during Fiscal 1997 were dedicated to remodels, new and replacement stores, store systems and maintenance. Fiscal 1998 capital expenditures will also principally be dedicated to remodels, new and replacement stores, store systems and maintenance, although at a slower pace than previous estimates. During Fiscal 1997, the Company opened one new and two replacement stores. The Company has completed a total of twelve M.A.S.T.E.R.S. ("Maximize All Space, Totally Expand the Right Stuff") renovations, six of which were reopened during the fiscal year. There are no significant scheduled debt principal repayments prior to June 2000.

     The Company plans to finance its working capital, interest expense, and capital expenditure requirements from its operating cash flow, proceeds received from the sale of the Class A Preferred Stock, its Amended and Restated Credit Agreement (the "Bank Facility"), and to a limited extent, equipment leases or purchase money mortgages. The Company's ability to fund the payment of interest and other obligations when due is primarily dependent on cash generated from its operations, net of cash capital expenditures. The Company's ability to continue to pursue its expanded capital expenditure program is dependent on operating performance. There can be no assurance as to when, or whether, the Company will have sufficient funds from operations available to complete the 78 store projects originally contemplated in its previously announced capital expenditure program. The Company intends to continue to renovate, remodel and replace its stores if, as and when funds become available.

     The Company's bank lenders waived the EBITDA and interest coverage covenants of the Bank Facility for the fourth quarter. The Company also amended the agreements for the 1998 Fiscal year to reduce the EBITDA requirement to $120 million, changed interest coverage requirements to 1.0, and lowered the required amount of capital expenditures to $30 million. The Company is currently in compliance with these amended debt agreements. If results from operations do not meet management's expectations, the Company will need to obtain additional amendments to such covenants. There can be no assurance the Company will be able to obtain such amendments.

     As of March 29, 1997, the Company had $36 million of borrowings and approximately $44 million of letters of credit outstanding under its $100 million revolving credit facility.

     Significant expenditures and resources used to finance such expenditures for the three fiscal years ended March 29, 1997 are reflected in the following table (in millions):

                                                                              Fiscal            Fiscal           Fiscal
                                                                               1997              1996             1995
                                                                           -------------     -------------    -------------
Resources used:
  Debt and capital lease repayments                                           $ 18.5              $ 102.0          $  11.3
  Capital expenditures                                                          55.1                 43.7             63.0
  Loan placement fees                                                             -                   3.1                -
  Other                                                                           -                    -                -
                                                                           =============     =============    =============
                                                                              $ 73.6              $ 148.8          $  74.3
                                                                           =============     =============    =============
Financed by:
  Net proceeds from sale of Class A Preferred Stock                           $ 51.0              $    -           $    -
  Net proceeds from long-term debt                                               9.0                   -                -
  Proceeds from New Bank Facility                                                 -                 137.2               -
  Property disposals                                                             8.0                 11.0              2.1
  Operating activities, including cash and temporary investments                 5.6                  0.6             43.2
  Debt incurred                                                                   -                    -              29.0
                                                                           -------------     -------------    -------------
                                                                              $ 73.6              $ 148.8           $ 74.3
                                                                           =============     =============    =============

IMPACT OF NEW ACCOUNTING STANDARDS

    In February 1997, the FASB issued FAS No. 128, "Earnings per Share," which is effective for year end periods ending after December 15, 1997. This Statement requires entities to present, on the face of the income statement for all periods presented, basic and diluted per share amounts for income from continuing operations and for net income. Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Fully-diluted EPS has been renamed diluted EPS with a few changes in the computation methodology. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the reporting period. The computation excludes security conversions that have an antidilutive effect on EPS. FAS No. 128 currently has no impact upon the Company's reported per share results as all common stock equivalents are anti-dilutive.

FUTURE OUTLOOK

    The Company has adopted a number of strategies in Fiscal 1997 and the preceding fiscal years intended to increase sales and to reduce expenses.
The Company anticipates that it will continue to pursue such strategies during Fiscal 1998, and will explore additional opportunities to increase sales and further reduce expenses, including, among other things, improving and expanding its marketing and promotional activities, and reviewing its operations to enhance efficiency and productivity. There can be no assurance, however, as to when, or whether, such measures will be successful in restoring the Company to profitability. The Company anticipates, in any event, that improvements, if achieved, will not begin to be significantly reflected in its operating results until the second half of Fiscal 1998, due to continued adverse effects on its operating results and margins resulting from, among other things, continuing competitive pressures on its pricing, fluctuations in the amount and timing of receipt and recognition of certain promotional allowances, a continuing high level of advertising expenses until the Company is able to fully implement new marketing programs, and continuing weak economic conditions in certain of the regions in which the Company operates.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

    Except for historical information, statements by the Company under the caption "Future Outlook" and elsewhere in this report may be considered "forward-looking statements" within the meaning of federal securities law. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the competitive environment in which the Company operates, the ability of the Company to maintain and improve its gross sales and margins, the liquidity of the Company on a cash flow basis (including the Company's ability to comply with the financial covenants of its credit agreement and to fund the Company's capital expenditure program), the Company's ability to complete its capital expenditures on a timely basis, the success of operating initiatives, the viability of the Company's strategic plan, regional weather conditions, and the general economic conditions in the geographic areas in which the Company operates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements and Supplementary Data listed below are included in this report on the page indicated.

INDEX TO FINANCIAL STATEMENTS:


DOCUMENT                                                                                         PAGE
--------                                                                                         ----


Reports of Independent Accountants                                                               F-1

Consolidated Statement of Operations for the 52 weeks ended March 29, 1997 and the 41 weeks ended March 30, 1996 (Successor Company) and the 11 weeks ended
   June 17, 1995 and the 52 weeks ended April 1, 1995 (Predecessor Company)                      F-3

Consolidated Balance Sheet at March 29, 1997 and March 30, 1996                                  F-4

Consolidated Statement of Cash Flows for the 52 weeks ended March 29, 1997 and the 41 weeks ended March 30, 1996 (Successor Company) and the 11 weeks ended June 17, 1995
  and the 52 weeks ended April 1, 1995 (Predecessor Company)                                     F-5

Notes to Consolidated Financial Statements                                                       F-6

         All other schedules are omitted either because they are not applicable or the required information is disclosed in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required in this item is incorporated by reference to "Directors and Executive Officers of the Registrant" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" contained in the Proxy Statement, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

      The information required in this item is incorporated by reference to "Executive Compensation", "Compensation of Directors", "Severance Policy", "Change in Control Provisions", and "Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required in this item is incorporated by reference to "Security Ownership Of Management And Certain Beneficial Owners" contained in the Proxy Statement, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required in this item is incorporated by reference to "Certain Relationships and Related Transactions" contained in the Proxy Statement, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

(a)      FINANCIAL STATEMENTS
         All financial statements as set forth under Item 8.

(b)      REPORT ON FORM 8-K
         No reports on Form 8-K were filed during the fourth quarter of Fiscal 1997.

(c)      EXHIBITS


Exhibit
Number                                            Description of Document
-----                                             -----------------------
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

    3.1       Certificate of Incorporation of Grand Union, as amended through January 6, 1997.

    3.2       Certificate of Designation of Class A Convertible Preferred Stock,  incorporated by reference to
              Exhibit 10.4 to Grand  Union's Quarterly  Report on Form 10-Q for the period ended  October 12,
              1996.

    3.3       Certificate of Designation of Class B Convertible Preferred Stock, dated as of June 11, 1997.

    3.4       By-laws of The Grand Union  Company,  as amended  through  September 12, 1996,  incorporated  by reference  to Exhibit 3.1 to Grand Union's Quarterly Report on Form 10-Q for the period ended
              October 12, 1996.

    4.1       Form of New Common Stock  Certificate of Grand Union,  incorporated  by reference to Exhibit 4.1 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

    4.2       Warrant  Agreement dated as of June 15, 1995,  between Grand Union and American Stock Transfer &
              Trust  Company,  as Warrant Agent for 300,000  Series 1 Warrants and 600,000  Series 2 Warrants,
              incorporated  by reference to Exhibit 4.5 to Grand Union's Annual Report on Form 10-K for Fiscal
              1995.

    4.3       Registration  Rights  Agreement  dated as of June 15, 1995,  among  Grand Union and Each of the
              Persons  Named in Schedule A thereto for the New Common  Stock,  incorporated  by  reference  to
              Exhibit 4.6 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

    4.4       Registration  Rights  Agreement  dated as of June 15,  1995,  by and among  Grand  Union and The
              Holders Named therein for the  Registrable  Notes,  incorporated  by reference to Exhibit 4.7 to
              Grand Union's Annual Report on Form 10-K for Fiscal 1995.

    4.5       Indenture  dated as of June 15, 1995,  between Grand Union,  as Issuer and IBJ Schroeder  Bank &
              Trust Company, as Trustee for the 12% Senior Notes due September 1, 2004,  including form of the
              12% Senior Notes due 2004,  incorporated  by reference  to Exhibit 4.2 to Grand  Union's  Annual
              Report on Form 10-K for Fiscal 1995.

    4.6       First  Supplement  Indenture,  dated  September 9, 1996, to the  Indenture  dated as of June 15,
              1995,  between Grand Union,  as Issuer,  and IBJ Schroeder Bank & Trust Company,  as Trustee for
              the 12% Senior Notes due September 1, 2004,  incorporated  by reference to Exhibit 10.3 to Grand
              Union's Quarterly Report on Form 10-Q for the period ended October 12, 1996.

    4.7       Amended and Restated  Borrower  Pledge  Agreement dated as of June 15, 1995, made by Grand Union to Bankers Trust Company ("Bankers  Trust"),  as Collateral Agent,  incorporated by reference to
              Exhibit 4.3 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

    4.8       Amended and Restated Borrower Security  Agreement dated as of June 15, 1995, between Grand Union and Bankers  Trust,  as  Collateral  Agent,  incorporated  by  reference to Exhibit 4.4 to Grand
              Union's Annual Report on Form 10-K for Fiscal 1995.

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

   10.5      Agreement and Master  Sublease dated as of July 30, 1990, by and between Grand Union and P&C Food
             Markets,  Inc. ("P&C Foods"),  incorporated by reference to Exhibit  No.10.18 to Holdings' Report on Form 10-Q dated July 21, 1990 (Commission File No. 33-29707).

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

   10.8      Letter dated June 15, 1995,  containing  MTH Settlement  Agreement  between Miller Tabak Hirsch +
             Co. ("MTH") and Grand Union in connection with (i) the  termination of the Agreement,  dated July
             22, 1992, between MTH and Grand Union, and (ii) the Second Amended Plan of Reorganization,  dated
             April 19, 1995,  of Grand Union,  incorporated  by  reference to Exhibit  10.15 to Grand  Union's
             Annual Report on Form 10-K for Fiscal 1995.

   10.9      Agreement  dated  as  of  April,  1995,  among  Grand  Union,  Grand  Union  Capital  Corporation
             ("Capital"),  Holdings,  the Official  Committee  of  Unsecured  Creditors of Capital and certain holders of Zero  Coupon  Notes  issued by Capital  and  guaranteed  by  Holdings  named  therein, incorporated by reference to Exhibit 10.16 to Grand  Union's Annual Report on Form 10-K for
             Fiscal 1995.

   10.10     Waiver dated June 14, 1995,  with respect to the Second  Amended  Chapter 11 Plan of Grand Union,
             among Grand Union,  Bankers Trust, the Official  Committee of Unsecured  Creditors of Grand Union
             and the Informal Committee of Senior  Noteholders,  incorporated by reference to Exhibit 10.17 to
             Grand Union's Annual Report on Form 10-K for Fiscal 1995.

   10.11     Amended and Restated  Borrower Pledge Agreement dated as of June 15, 1995, made by Grand Union to
             Bankers Trust,  as Collateral  Agent  incorporated by reference to Exhibit 10.10 to Grand Union's
             Annual Report on Form 10-K for Fiscal 1995.

   10.12     Amended and Restated Borrower Security  Agreement dated as of June 15, 1995,  between Grand Union and Bankers Trust, as Collateral  Agent  (included in Exhibit 4.4),  incorporated by reference to
             Exhibit 10.11 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

   10.13     Subsidiary  Security  Agreement  dated as of June 15,  1995,  among  the  corporations  listed on
             Schedule 1 thereto and Bankers Trust, as Collateral  Agent,  incorporated by reference to Exhibit
             10.12 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

   10.14     Subsidiary  Guaranty  dated as of June 15, 1995,  made by each of the  corporations  from time to time  listed on Annex A  attached  thereto  in favor of the Banks and the Agent from time to time party to the Credit Agreement, incorporated by reference to Exhibit 10.13 to Grand Union's
             Annual Report on Form 10-K for Fiscal 1995.

   10.15     Form of Indenture of Open-End Mortgage,  Deed of Trust, Deed to Secure Debt,  Security Agreement,
             Assignment of Leases,  Rents and Profits,  Financing  Statement and Fixture  Filing,  dated as of
             June 15,  1995,  made by Grand Union to Bankers  Trust,  as  Collateral  Agent,  incorporated  by reference to Exhibit 10.14 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

   10.16     Amended and Restated Credit Agreement dated as of June 15, 1995, (the "Credit Agreement"), among
             Grand  Union,  the  lending  institutions  listed  from time to time on  Schedule 1 thereto,  and

             Bankers Trust,  as Agent,  including  Exhibits A-1, A-2 and A-3, and various  Schedules  thereto, incorporated  by reference to Exhibit 10.9 to Grand Union's Annual Report on Form 10-K for Fiscal
             1995.

   10.18     Second  Amendment  to the Credit  Agreement,  incorporated  by reference to Exhibit 10.1 to Grand
             Union's Quarterly Report on Form 10-Q for the period ended July 20, 1996.

   10.19     Third  Amendment  to the Credit  Agreement,  incorporated  by  reference to Exhibit 10.2 to Grand
             Union's Quarterly Report on Form 10-Q for the period ended October 12, 1996.

   10.20     Fourth  Amendment  to the Amended and  Restated  Credit  Agreement  incorporated  by reference to
             Exhibit 10.1 to Grand Union's Quarterly Report on Form 10-Q for the period ended January 4, 1997.

   10.21     Fifth Amendment to the Credit Agreement.

   10.22     Sixth Amendment to the Credit Agreement.

   10.23     Seventh Amendment to the Credit Agreement.

   10.24     Eighth Amendment to the Credit Agreement.

  10.25**    Supply and  Distribution  Agreement  between The Grand Union Company and C&S  Wholesalers,  dated
             June 15, 1995,  incorporated  by reference to Exhibit 10.3 to Grand Union's  Quarterly  Report on
             Form 10-QA for the period ended January 6, 1996.

  10.26**    First Amendment to the Supply and Distribution  Agreement between The Grand Union Company and C&S
             Wholesalers, dated June 15, 1995, incorporated by reference to Exhibit 10.4 to Grand Union's
             Quarterly Report on Form 10-QA for the period ended January 6, 1996.

  10.27**    Supply and  Distribution  Agreement  between The Grand Union Company and C&S  Wholesalers,  dated
             January 2, 1996,  incorporated by reference to Exhibit 10.5 to Grand Union's  Quarterly Report on
             Form 10-QA for the period ended January 6, 1996.

  10.28**    Agreement with C&S Wholesalers Inc. dated January 21, 1996.

  10.29*     Third Amendment and Restatement of The Grand Union Company  Supplemental  Retirement  Program for
             Key Executives effective as of June 15, 1995,  incorporated by reference to Exhibit 10.8 to Grand
             Union's Annual Report on Form 10-K for the fiscal year ended March 30, 1996.

   10.30     Executive Severance Policy,  incorporated by reference to Exhibit 10.2 to Grand Union's Quarterly
             Report on Form 10-Q for the period ended July 20, 1996.

  10.31*     The Grand Union Company 1995 Equity Incentive Plan,  incorporated by reference to Exhibit 10.1 to
             Grand Union's Quarterly Report on Form 10-Q for the period ended January 6, 1996.

  10.32*     First  Amendment to the 1995 Equity  Incentive Plan of the Grand Union Company,  incorporated  by reference to Exhibit  10.4 to Grand  Union's  Quarterly  Report on Form 10-Q for the period ended
             July 20, 1996.

  10.33*     Second Amendment to the 1995 Equity Incentive Plan.

  10.34*     Resolution amending the number of shares issuable under the 1995 Equity Incentive Plan.

  10.35*     Letters dated December 14, 1995, with respect to the 1995 Equity Incentive Plan,  incorporated by reference to Exhibit  10.3 to Grand  Union's  Quarterly  Report on Form 10-Q for the period ended
             July 20, 1996.

  10.36*     Option Agreement with Jeffrey P. Freimark.

  10.37      The Grand Union Company 1995 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.2 to Grand Union's Quarterly Report on Form 10-Q for the period ended
             January 6, 1996.

  10.38*     First Amendment to the 1995 Non-Employee Directors' Stock Option Plan of The Grand Union
             Company, incorporated  by reference to Exhibit 10.6 to Grand  Union's  Quarterly  Report on Form
             10-Q for the period ended July 20, 1996.

  10.39*     Resolution  amending the number of shares issuable under the 1995 Non-Employee Directors' Stock
             Option Plan.

  10.40*     Letters dated April 3, 1996, with respect to the 1995 Non-Employee  Directors' Stock Option Plan,
             incorporated by reference to Exhibit 10.5 to Grand Union's Quarterly Report on Form 10-Q for the
             period ended July 20, 1996.

   10.41     Non-competition  Agreement between The Grand Union Company and Joseph J. McCaig,  incorporated by reference to Exhibit 10.23 of Grand Union's  Annual Report on Form 10-K for the fiscal year ended
             March 30, 1996.

   10.42     Non-competition  Agreement  between The Grand Union Company and William A. Louttit,  incorporated by reference to Exhibit  10.24 of Grand  Union's  Annual  Report on Form 10-K for the fiscal year ended March 30, 1996.

   10.43     Non-competition  Agreement between The Grand Union Company and Kenneth R. Baum, Jr., incorporated by reference to Exhibit  10.25 of Grand  Union's  Annual  Report on Form 10-K for the fiscal year ended March 30, 1996.

   10.44     Non-competition  Agreement between The Grand Union Company and Darrell W. Stine,  incorporated by reference to Exhibit 10.26 of Grand Union's  Annual Report on Form 10-K for the fiscal year ended
             March 30, 1996.

   10.45     Non-competition  Agreement between The Grand Union Company and Gilbert C. Vuolo,  incorporated by reference to Exhibit 10.27 of Grand Union's  Annual Report on Form 10-K for the fiscal year ended
             March 30, 1996.

   10.46     Form of Indemnification  Agreement between the Company and R. Stangeland,  D. Josephs, W. Kagler,
             D. McClure,  Jr., D. Ying, J. McCaig,  W. Louttit,  K. Baum, D. Stine, G. Vuolo and J. Schroeder,
             incorporated by reference to Exhibit 10.7 to Grand Union's  Quarterly Report on Form 10-Q for the
             period ended July 20, 1996.

   10.47     Form of  Indemnification  Agreement between the Company and J. Costello,  C. Miller, G. Moore and
             J.R.  Stonesifer,  incorporated by reference to Exhibit 10.1 to Grand Union's Quarterly Report on
             Form 10-Q for the period ended October 12, 1996.

   10.48     Investment  Banking Agreement  between The Grand Union Company and Donaldson,  Lufkin & Jenrette,
             incorporated  by reference to Exhibit 10.28 of Grand  Union's  Annual Report on Form 10-K for the
             fiscal year ended March 30, 1996.

   10.49     Stock Purchase  Agreement  dated July 30, 1996,  among The Grand Union Company,  Trefoil  Capital
             Investors  II, L.P.  and GE  Investment  Private  Placement  Partners  II, A Limited  Partnership
             incorporated  by reference to Exhibit  10.1 to The Grand Union  Company  report filed on Form 8-K dated July 30, 1996.

   10.50     Amendment  No. 1 to the Stock  Purchase  Agreement  dated July 30,  1996,  among the Grand  Union
             Company,  Trefoil Capital Investors II, L.P., and GE Investment  Private Placement Partners II, a
             Limited Partnership.

   10.51     Management  Agreement between The Grand Union Company and Shamrock Capital Advisors,
             Inc., dated July 30, 1996,  incorporated  by reference to Exhibit 10.7 to Grand Union's  Quarterly
             Report on Form 10-Q for the period ended October 12, 1996.



   10.52     Stock Purchase  Agreement by and between The Grand Union Company and Roger  Stangeland, dated as of February 25, 1997.

   10.53     Amendment No. 1, dated March 20, 1997, to the Stock  Purchase  Agreement  between The Grand Union Company and Roger Stangeland, dated as of February 25, 1997.

   10.54     Assignment and  Assumption  Agreement by and between Roger  Stangeland and The Stangeland  Family
             Limited Partnership, dated March 20, 1997.

   10.55     Stockholder   Agreement   between  Trefoil  Capital   Investors  II,  L.P.,  a  Delaware  limited
             partnership,  GE Investment  Private  Placement  Partners II, A Limited  Partnership,  a Delaware
             limited  partnership,  Roger Stangeland,  an individual,  and The Grand Union Company, a Delaware corporation.

   10.56     Addendum to Stockholder  Agreement among Trefoil Capital  Investors II, L.P., a Delaware  limited partnership,  GE Investment  Private  Placement  Partners II, A Limited  Partnership,  a Delaware
             limited  partnership,  Roger Stangeland,  an individual,  and The Grand Union Company, a Delaware corporation.

   10.57     Acceleration and Exchange Agreement, dated as of June 5, 1997, by and among The Grand Union
             Company, Trefoil Capital Investors II, L.P., a Delaware limited partnership, and GE Investments
             Private Placement Partners II, A Limited Partnership, a Delaware limited partnership, including
             Exhibits thereto.

   10.58     Amendment No. 1, dated as of June 5, 1997, to the Registration Rights Agreement dated as of
             July 30, 1996, by and among The Grand Union Company, Trefoil Capital Investors II, L.P., a
             Delaware limited partnership, and GE Investments Private Placement Partners II, A Limited
             Partnership, a Delaware limited partnership.

   21.1      Subsidiaries of Grand Union.

   27.1      Financial Data Schedule.

*     Compensatory plan or arrangement
**    Confidential treatment requested

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE GRAND UNION COMPANY
                                    (Registrant)

      /s/ Jeffrey P. Freimark                          Date:  June 27, 1997
    ----------------------------------------
         Jeffrey P. Freimark
    Executive Vice President-Chief Financial
    and Administrative Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                           Date


 /s/ Roger E. Stangeland     Director, Chairman, and interim       June 27, 1997
---------- --------------    Chief Executive Officer
     Roger E. Stangeland     (Principal Executive Officer)

 /s/ James J. Costello       Director                              June 27, 1997
-------------------------
     James J. Costello

 /s/ Daniel E. Josephs       Director                              June 27, 1997
-------------------------
     Daniel E. Josephs

 /s/ William G. Kagler       Director                              June 27, 1997
-------------------------
     William G. Kagler

 /s/ Clifford A. Miller      Director                              June 27, 1997
-------------------------
     Clifford A. Miller

 /s/ Geoffrey T. Moore       Director                              June 27, 1997
-------------------------
     Geoffrey T. Moore

                             Director                              June 27, 1997
--------------------------
     J. Richard Stonesifer

 /s/ David Y. Ying           Director                              June 27, 1997
-------------------------
     David Y. Ying

 /s/ Jeffrey P. Freimark     Executive Vice President              June 27, 1997
-------------------------    Chief Financial and
     Jeffrey P. Freimark     Administrative Officer
                             (Principal Financial Officer and
                             Principal Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                               (Post-Emergence)

To the Shareholders and the Board of Directors of The Grand Union Company

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and cash flows present fairly, in all material respects, the financial position of The Grand Union Company and its subsidiaries (the "Company") at March 29, 1997 and March 30, 1996 and the results of their operations and their cash flows for the 52 weeks ended March 29, 1997 and the 41 weeks ended March 30, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 1 to the consolidated financial statements, on May 31, 1995, the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization, as amended (the "Plan"). Confirmation of the Plan resulted in the discharge of all claims against the Company that arose before January 25, 1995 and terminated all rights and interests of equity shareholders as provided for in the Plan. The Plan became effective on June 15, 1995 and the Company emerged from Chapter 11 of Title 11 of the United States Code ("Chapter 11"). In connection with its emergence from Chapter 11, the Company adopted Fresh-Start Reporting as of June 18, 1995.



PRICE WATERHOUSE LLP
New York, New York
May 29, 1997, except as to the
second, fourth, fifth and sixth
paragraphs of Note 8,  which
are as of June 12, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS
                                (Pre-Emergence)


To the Shareholders and the Board of Directors of The Grand Union Company

    In our opinion, the accompanying consolidated statements of operations
and   cash flows present fairly, in all material respects, the results of operations and cash flows of The Grand Union Company and its subsidiaries (the "Company") for the 11 weeks ended June 17, 1995 and the 52 weeks ended April 1, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 1 to the consolidated financial statements, on January 25, 1995, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware. The Company's Plan of Reorganization, as amended, became effective on June 15, 1995 and the Company emerged from Chapter 11. In connection with its emergence from Chapter 11, the Company adopted Fresh-Start Reporting as of June 18, 1995.



PRICE WATERHOUSE LLP
New York, New York
May 17, 1996

                           THE GRAND UNION COMPANY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                (dollars in thousands, except per share data)

                                                                 SUCCESSOR COMPANY         PREDECESSOR COMPANY
                                                             --------------------------  ------------------------
                                                               52 WEEKS      41 WEEKS     11 WEEKS     52 WEEKS
                                                                ENDED         ENDED        ENDED        ENDED
                                                              MARCH 29,     MARCH 30,     JUNE 17,     APRIL 1,
                                                                 1997          1996         1995         1995
                                                             ------------  ------------  ----------  ------------
Sales......................................................  $  2,312,673  $  1,819,928  $  487,882  $  2,391,696
Cost of sales..............................................    (1,606,926)   (1,250,072)   (344,041)   (1,683,355)
                                                             ------------  ------------  ----------  ------------
Gross profit...............................................       705,747       569,856     143,841       708,341
Operating and administrative expenses......................      (582,889)     (453,620)   (117,544)     (571,640)
Depreciation and amortization..............................       (85,459)      (59,840)    (17,215)      (87,098)
Amortization of excess reorganization value................      (102,607)      (83,985)         --            --
Unusual items..............................................        (9,800)      (22,000)    (18,627)      (27,417)
Interest expense, net (contractual interest totaled $43,360
  and $203,285 for the 11 weeks ended June 17, 1995 and the
  52 weeks ended April 1, 1995, respectively--
  See Note 2)..............................................      (105,823)      (79,194)    (19,791)     (182,016)
                                                             ------------  ------------  ----------  ------------
Loss before income taxes and extraordinary gain on debt
  discharge................................................      (180,831)     (128,783)    (29,336)     (159,830)
Income tax (provision) benefit.............................        (2,523)       18,927          --            --
                                                             ------------  ------------  ----------  ------------
Loss before extraordinary gain on debt discharge...........      (183,354)     (109,856)    (29,336)     (159,830)
Extraordinary gain on debt discharge.......................            --            --     854,785            --
                                                             ------------  ------------  ----------  ------------
Net (loss) income..........................................      (183,354)     (109,856)    825,449      (159,830)
Accrued dividends on preferred stock.......................        (2,000)           --          --            --
Accrued dividends on old preferred stock...................            --            --          --       (19,480)
                                                             ------------  ------------  ----------  ------------
Net (loss) income applicable to common stock...............  $   (185,354) $   (109,856) $  825,449  $   (179,310)
                                                             ------------  ------------  ----------  ------------
                                                             ------------  ------------  ----------  ------------
Net (loss) per common share................................  $     (18.54) $     (10.99)
                                                             ------------  ------------
                                                             ------------  ------------

    See accompanying notes to consolidated financial statements.

                            THE GRAND UNION COMPANY
                          CONSOLIDATED BALANCE SHEET
        (dollars in thousands, except par value and liquidation preference)


                                              MARCH 29,   MARCH 30,
                                                1997        1996
                                             ----------  -----------
ASSETS
Current assets:
  Cash and temporary investments...........  $   34,119   $   39,425
  Receivables..............................      17,975       20,948
  Inventories..............................     131,409      133,506
  Other current assets.....................      14,326       13,709
                                             ----------   ----------
    Total current assets...................     197,829      207,588
Property, net..............................     411,911      405,579
Excess reorganization value, net...........     335,065      437,672
Beneficial leases, net.....................      52,266       68,147
Deferred tax asset.........................      51,393       53,916
Other assets...............................      12,375       12,304
                                             ----------   ----------
                                             $1,060,839   $1,185,206
                                             ----------   ----------
                                             ----------   ----------
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
  EQUITY
Current liabilities:
Current maturities of long-term debt.......  $      46    $    1,813
Current portion of obligations under
  capital leases...........................       8,045        7,080
Accounts payable and accrued liabilities...     164,549      170,010
                                             ----------   ----------
Total current liabilities..................     172,640      178,903
Long-term debt.............................     740,207      738,067
Obligations under capital leases...........     140,058      128,114
Other noncurrent liabilities...............      96,144       95,978
                                             ----------   ----------
Total liabilities..........................   1,149,049    1,141,062
                                             ----------   ----------
Redeemable Class A preferred stock, $1.00
  par value, 3,500,000 shares authorized,
  1,279,700 shares issued and outstanding;
  liquidation preference $65,000,000.......      65,000           --
                                             ----------   ----------
Stockholders' (deficit) equity:
  Common Stock, $.01 and $1.00 par value at
   March 29, 1997 and March 30, 1996,
   respectively; 60,000,000 shares
   authorized, 10,000,000 shares issued
   and outstanding.........................         100       10,000
  Preferred Stock, $1.00 par value;
   10,000,000 shares authorized, less
   amount authorized as Class A preferred
   stock, no shares issued and
   outstanding.............................          --           --
  Capital in excess of par value...........     139,900      144,000
  Accumulated deficit......................    (293,210)    (109,856)
                                             ----------   ----------
Total stockholders' (deficit) equity.......    (153,210)      44,144
                                             ----------   ----------
                                             $1,060,839   $1,185,206
                                             ----------   ----------
                                             ----------   ----------

    See accompanying notes to consolidated financial statements.

                          THE GRAND UNION COMPANY
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                          (dollars in thousands)

                                                                   SUCCESSOR COMPANY        PREDECESSOR COMPANY
                                                                ------------------------  -----------------------
                                                                 52 WEEKS     41 WEEKS     11 WEEKS    52 WEEKS
                                                                   ENDED        ENDED       ENDED        ENDED
                                                                 MARCH 29,    MARCH 30,    JUNE 17,    APRIL 1,
                                                                   1997         1996         1995        1995
                                                                -----------  -----------  ----------  -----------

OPERATING ACTIVITIES:
Net (loss) income.............................................  $  (183,354) $  (109,856) $  825,449  $  (159,830)
 Adjustments to reconcile net (loss) income to net cash
   provided by (used for) operating activities before
   reorganization items paid:
 Extraordinary gain on debt discharge.........................           --           --    (854,785)          --
 Depreciation and amortization................................      188,066      143,825      17,215       87,098
 Deferred taxes...............................................        2,523      (18,927)         --           --
 Charges relating to pension settlement.......................           --           --          --        3,747
 Noncash interest.............................................         (188)      14,552       1,126       38,418
 Net changes in assets and liabilities:
 Receivables..................................................        2,973      (12,652)      1,769       18,480
 Inventories..................................................        2,097       50,372      12,946       16,596
 Other current assets.........................................         (617)         123       2,776          657
 Accounts payable and accrued liabilities.....................       (2,783)     (59,509)    (34,928)      86,550
 Other........................................................       (2,867)      (7,733)      4,493        7,330
                                                                -----------  -----------  ----------  -----------
Net cash provided by (used for) operating activities before
  reorganization items........................................        5,850          195     (23,939)      99,046
Reorganization items..........................................       (5,484)     (20,729)     (4,913)     (10,770)
                                                                -----------  -----------  ----------  -----------
Net cash provided by (used for) operating activities..........          366      (20,534)    (28,852)      88,276
                                                                -----------  -----------  ----------  -----------
INVESTMENT ACTIVITIES:
Capital expenditures..........................................      (55,147)     (40,402)     (3,301)     (62,973)
Disposals of property.........................................        8,011        5,555       5,452        2,128
                                                                -----------  -----------  ----------  -----------
Net cash (used for) provided by investment activities.........      (47,136)     (34,847)      2,151      (60,845)
                                                                -----------  -----------  ----------  -----------
FINANCING ACTIVITIES:
Net proceeds from sale of preferred stock.....................       51,000           --          --           --
Proceeds from New Bank debt...................................           --           --     104,144           --
Payment of old bank debt......................................           --           --     (93,144)          --
Net proceeds from long-term debt..............................        9,000       33,089          --       29,000
Obligations under capital leases discharged...................      (10,543)      (6,126)     (1,707)     (10,339)
Loan placement fees...........................................           --           --      (3,125)          --
Payment of long-term debt.....................................       (7,993)        (808)       (239)        (963)
                                                                -----------  -----------  ----------  -----------
Net cash provided by financing activities.....................       41,464       26,155       5,929       17,698
                                                                -----------  -----------  ----------  -----------
(Decrease) increase in cash and temporary investments.........       (5,306)     (29,226)    (20,772)      45,129
Cash and temporary investments at beginning of period.........       39,425       68,651      89,423       44,294
                                                                -----------  -----------  ----------  -----------
Cash and temporary investments at end of period...............  $    34,119  $    39,425  $   68,651  $    89,423
                                                                -----------  -----------  ----------  -----------
                                                                -----------  -----------  ----------  -----------
Supplemental disclosure of cash flow information:
Interest payments.............................................  $   105,045  $    57,565  $    9,515  $    89,985
Capital lease obligations incurred............................       23,452        8,529      20,072       31,686
Accrued dividends on preferred stock..........................        2,000           --          --           --
Accrued dividends on old preferred stock......................           --           --          --       19,480
Decrease in common stock par value............................        9,900           --          --           --

    See accompanying notes to consolidated financial statements.

                            THE GRAND UNION COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Grand Union Company, a Delaware corporation, ("Grand Union" or the "Company") is a regional food retailer which currently operates stores in six northeastern states. The Company has been publicly owned since June 15, 1995 and its Common Stock is traded on the NASDAQ Stock Market. Prior to June 15, 1995, Grand Union Capital Corporation ("Capital"), a wholly owned subsidiary of Grand Union Holdings Corporation ("Holdings"), owned all of Grand Union's Common Stock.

Basis of Presentation.
    As of the Company's emergence from Chapter 11 ("Chapter 11") of Title 11 of the United States Code (the "Code") on June 15, 1995 (the "Effective Date", see Note 2), the Company adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting"). In connection with the adoption of Fresh-Start Reporting, a new entity was deemed created for financial reporting purposes. The periods presented prior to the Effective Date have been designated "Predecessor Company" and the periods subsequent to the Effective Date have been designated "Successor Company".

Principles of Consolidation.
    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Intercompany transactions and balances have been eliminated.

Fiscal Year.
    The Company's fiscal year ends on the Saturday nearest the last day of March. The years ended March 29, 1997 ("Fiscal 1997"), March 30, 1996 ("Fiscal 1996") and April 1, 1995 ("Fiscal 1995") each comprises 52 weeks. Fiscal 1996 includes the 11 weeks prior to the Effective Date, which have been designated "Predecessor Company," and the 41 weeks subsequent to the Effective Date, which have been designated "Successor Company".

Temporary Cash Investments.
    Temporary cash investments consist of short-term investments in highly liquid securities with initial maturities of three months or less.

Inventory Valuation.
    Grocery and general merchandise inventories are all valued at the lower of last-in, first-out ("LIFO") cost or market. At March 29, 1997 and March 30, 1996, approximately $111,923,000 and $111,327,000, respectively, of grocery and general merchandise inventories were valued using the LIFO method. Replacement cost exceeded the LIFO cost of these inventories by approximately $3,800,000 and $1,500,000 at March 29, 1997 and March 30, 1996, respectively. During Fiscal 1995, inventory levels were reduced resulting in a liquidation of LIFO inventories that had been carried at a value lower than current cost. Net loss was decreased by approximately $1,628,000 as a result of the liquidation. Perishable inventories are valued at the lower of average cost or market, which adequately provides for the matching of costs and related revenues due to the rapid turnover of such inventories.

Property.
    Land, buildings, fixtures and equipment, and leasehold improvements are recorded at cost and include interest on the funds borrowed to finance construction. Depreciation and amortization of buildings and fixtures and equipment is computed using the straight-line method over estimated useful lives ranging from three to forty years. Depreciation of leasehold improvements is computed over the life of the asset or life of the lease, net of options, whichever is shorter. Properties held under capital leases are capitalized net of gains on sale leaseback transactions and are amortized on a straight-line basis over the life of each lease.

Excess Reorganization Value.
    Excess Reorganization Value, established in connection with Fresh-Start Reporting, is being amortized on a straight-line basis over five years. Accumulated amortization was $186,592,000 and $83,985,000 at March 29, 1997 and March 30, 1996, respectively.

Beneficial Leases.
    Amortization of beneficial leases is computed on a straight-line basis over the lease life. At March 29, 1997 and March 30, 1996, accumulated amortization was $27,682,000 and $14,275,000, respectively.

Amortization of Debt Premium.
    The Company amortizes premiums in connection with the issuance of long-term debt over the life of the respective issue.

Deferred Financing Fees.
    Financing fees are deferred and amortized over the expected life of the related loan. At March 29, 1997 and March 30, 1996, accumulated amortization was $802,000 and $356,000, respectively.

Income Taxes.
    The Company follows the provisions of Financial Accounting Standard ("FAS") No. 109, "Accounting for Income Taxes", whereby deferred taxes represent differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates expected to be in effect when differences reverse. Valuation allowances are recorded to the extent that it is more likely than not that future tax benefits will not be realized.

Retirement Plans.
    The Company maintains a noncontributory, trusteed pension plan covering eligible employees and a supplemental nonqualified, nontrusteed plan for certain executives. The Company's policy is to fund pension amounts which satisfy the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company also maintains a saving plan in which eligible employees may contribute up to a total of 14% of their salary, the allowable percentage of pre- and post-tax contributions vary depending upon the earnings of a particular employee. The Company provides a match of 25% on the dollar up to the first 4% of employee contributions.

Postretirement Benefits other than Pension.
    The Company accrues the estimated cost of retiree benefit payments, other than pension, during the years each employee provides services.

Stock-Based Compensation.
    The Company accounts for stock-based compensation using the intrinsic value method under which compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company provides additional pro forma disclosures as required under FAS No. 123, "Accounting for Stock-Based Compensation". See Note 13.

Self Insurance.
    The Company self insures workers' compensation, automobile liability, general liability, and non-union employee medical costs to varying deductible limits, and with the exception of medical costs, carries third party insurance in excess of such limits. Reserves are provided for the estimated settlement value up to the deductible limit of all claims incurred during each policy year.

Advertising Costs.
    Advertising costs are expensed as incurred. Advertising expense for Fiscal 1997, the 41 weeks ended March 30, 1996, the 11 weeks ended June 17, 1995 and Fiscal 1995 was $37,481,000, $28,084,000, $7,383,000 and $31,691,000,
    respectively.

Store Closure Expense.
    Estimated net costs of holding and disposing of closed stores are provided as of the later of the date the decision is made to close the store or the date such costs are reasonably estimable.

Pre-opening Costs.
    Store pre-opening costs are charged to expense as incurred.

Fair Value of Financial Instruments.
    The carrying amount of cash, temporary cash investments, receivables, accounts payable, accrued liabilities and debt, other than the Senior Notes, approximates fair value. The fair value of the Senior Notes, based upon published trading values, is $592,444,000 and $519,505,000 at March 29, 1997 and March 30, 1996, respectively.

Use of Estimates.
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from those estimates. Areas of significant estimates include self insurance reserves, realization of deferred tax assets and retirement benefit reserves.

Net Loss Per Share.
    Net loss per share for Fiscal 1997 and the 41 weeks ended March 30, 1996 has been calculated on the basis of 10,000,000 shares outstanding. The effect of exercising warrants and options and the conversion of Class A Preferred Stock are excluded from the calculation of earnings per share because their inclusion would be anti-dilutive. Net loss per common share data is not meaningful for periods prior to the Effective Date due to the significant change in the capital structure of the Company.

Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.
    In March 1995, the Financial Accounting Standards Board issued FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed. The Company adopted FAS No. 121 as of the Effective Date.

NOTE 2--REORGANIZATION

    On November 29, 1994, the Company announced that it was not likely to be able to fund cash interest payments due in early calendar 1995, and that it intended to develop a capital restructuring plan. Beginning on January 16, 1995, the Company did not make interest payments required under its outstanding debt obligations.

    On January 24, 1995, the Company announced that it had reached an agreement in principle with its bank lenders and with members of informal committees of certain holders of its 11.375% Senior Notes due 1999 (the "11.375% Senior Notes") and 11.25% Senior Notes due 2000 (the "11.25% Senior Notes" and, collectively with the 11.375% Senior Notes, the "Old Senior Notes") and certain holders of its 12.25% Senior Subordinated Notes due 2002 (the "12.25% Subordinated Notes"), 12.25% Senior Subordinated Notes due 2002, Series A (the "Series A 12.25% Subordinated Notes") and 13% Senior Subordinated Notes due 1998 (the "13% Subordinated Notes" and, collectively with the 12.25% Subordinated Notes and the Series A 12.25% Subordinated Notes, the "Subordinated Notes") on the terms of a capital restructuring.

    Chapter 11 Bankruptcy Filings--On January 25, 1995 (the "Filing Date"), as part of the implementation of such agreement, the Company filed a voluntary petition for relief under Chapter 11 of the Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). From the Filing Date through the Effective Date, the Company operated as a debtor-in-possession under Chapter 11 of the Code and was subject to the supervision of the Bankruptcy Court in accordance with the Code. During this period, the Company's business was operated under a series of "first day orders" which, among other things, permitted it to retain certain financial and legal advisors and which authorized payment of certain pre-petition employee costs, including worker's compensation benefits, and pre-petition trade claims, subject to the satisfaction of various requirements.

    On January 30, 1995, the Company (as debtor and as debtor-in-possession) entered into a credit agreement (the "DIP Facility") with the banks party thereto providing for borrowings of up to $150 million on a revolving credit basis. On February 16, 1995, final approval of the DIP Facility was granted and the Bankruptcy Court also issued a Final Cash Collateral Order which allowed the Company to use cash collateral to pay operating expenses in the ordinary course of business. The DIP Facility provided for a commitment fee equal to .5% of the average unused portion. There were no borrowings made under the DIP Facility during the Chapter 11 proceedings and it was terminated on the Effective Date.

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

    Plan of Reorganization--The Bankruptcy Court confirmed the Second Amended Chapter 11 Plan of The Grand Union Company, dated April 19, 1995, (the "Plan") on May 31, 1995 (the "Confirmation Date") and the Company emerged from Chapter 11 on the Effective Date.

    On the Effective Date, Grand Union adopted a restated certificate of incorporation (the "New Certificate"), the principal effects of which were: (i) to authorize 30,000,000 shares of new common stock (the "Common Stock") (of which 10,000,000 shares were issued under the Plan) and (ii) to prohibit the issuance of non-voting equity securities. The Plan provided for full payment of all allowed administrative expenses and all allowed general unsecured and priority claims. On the Effective Date, obligations relating to the Company's existing bank credit agreement (the "Old Bank Credit Agreement") were paid in full and the Company entered into an Amended and Restated Credit Agreement (the "Bank Facility") with its bank lending group which provides for a five-year revolving credit facility of $100,000,000 (the "Revolving Credit Facility") and a seven-year term loan facility of $104,144,371 (the "Term Loan"). The Bank Facility is secured by a lien on substantially all of the assets of the Company and its subsidiaries.

    As of the Effective Date, the Old Senior Notes, which had an aggregate principal amount of $525,000,000 plus accrued interest, were deemed cancelled and each holder of Old Senior Notes became entitled to receive its pro rata share of the Company's new 12% Senior Notes due 2004 (the "Senior Notes"), having an aggregate principal amount of $595,475,922, issued pursuant to the Plan. Subsequent to the Effective Date, the Company issued $595,421,000, aggregate principal amount of Senior Notes and made cash payments of $54,922 for fractional amounts to the holders of the Old Senior Notes. The Senior Notes began to accrue interest beginning on September 1, 1995. Accordingly, the Senior Notes have been discounted at 12% for the period from June 15, 1995 to September 1, 1995 and imputed interest was charged at 12% during that period. In addition, the difference between such discounted value and the fair value of the Senior Notes at the Effective Date was recorded as a debt premium totaling $5,779,000 which is being amortized over the life of the Senior Notes.

    As of the Effective Date, the Subordinated Notes, which had an aggregate principal amount of $566,150,000, and the old capital stock of Grand Union were deemed cancelled and each holder of Subordinated Notes became entitled to receive its pro rata share of an aggregate of 10,000,000 shares of Common Stock issued pursuant to the Plan.

    The Plan also provided for the issuance of warrants to purchase an aggregate of 900,000 shares of Common Stock to holders of several other series of long-term debt of its then parent company (the "Capital Notes") pursuant to the terms of a settlement reached among the Company, its then direct and indirect parent companies, the Official Committee of Unsecured Creditors of its then parent company and certain holders of the Capital Notes. Such warrants are comprised of 300,000 Series 1 Warrants to purchase shares of Common Stock at a purchase price of $30 per share and of 600,000 Series 2 Warrants to purchase shares of Common Stock at a purchase price of $42 per share. The warrants expire on June 15, 2000.

    The Plan made no provision for the holders of the remaining long-term debt, Redeemable Preferred Stock, common shares or warrants to purchase common shares of the Company's then indirect parent. Holdings and Capital were dissolved on March 28, 1996 and March 27, 1996, respectively.

    Interest expense was not accrued on the Subordinated Notes, Capital Notes and Holdings Junior Notes subsequent to the Filing Date. Accordingly, interest expense for the 11 weeks ended June 17, 1995 and the 52 weeks ended April 1, 1995 excludes contractual interest expense of $23,569,000 and $21,269,000, respectively.

    For financial reporting purposes, the Company accounted for the consummation of the Plan effective June 17, 1995. In accordance with Fresh-Start Reporting, the Company valued its assets and liabilities at fair values and eliminated its retained earnings at the Effective Date. The reorganization value of the Company was determined utilizing several methods which yielded similar results, including (a) the trading value of the Company's Common Stock for a representative number of days subsequent to the Effective Date and the fair value of the Company's obligations as of the Effective Date, (b) discounted cash flows and (c) a multiple of adjusted trailing year operating cash flow. The total reorganization value as of the Effective Date was determined to be $1,334,000,000, which was $521,657,000 in excess of the aggregate fair value of the Company's tangible and identified intangible assets. Such excess is classified as "Excess reorganization value, net" in the accompanying consolidated balance sheet.

    The components of reorganization items included as unusual items in the consolidated statement of operations are as follows (in thousands):

                                                                         11 WEEKS    52 WEEKS
                                                                          ENDED       ENDED
                                                                         JUNE 17,    APRIL 1,
                                                                           1995        1995
                                                                        ----------  ----------
Fresh-Start Reporting:
  Establish excess reorganization value...............................  $  521,657  $   --
  Eliminate existing goodwill.........................................    (540,434)     --
  Revalue beneficial leases...........................................      40,633      --
  Establish deferred tax asset........................................      35,414      --
  Revalue pension assets and liabilities and postretirement
  obligations.........................................................     (23,653)     --
  Record lease rejection liability....................................     (19,734)     --
  Provide for warehouse closing.......................................     (10,450)     --
  Eliminate LIFO inventory reserve....................................       7,757      --
  Provide for other reorganization liabilities........................      (5,400)     --
  Record liability for fair value of interest rate protection
  agreement...........................................................      (3,500)     --
  Other...............................................................      (1,905)     --
                                                                        ----------  ----------
 Total Fresh-Start Reporting..........................................         385      --
Professional fees incurred in connection with the reorganization......     (20,000)     (5,704)
Interest earned on accumulated cash resulting from the Chapter 11
  proceedings.........................................................         988         173
Debtor-in-possession financing fees...................................      --          (3,740)
Other.................................................................      --          (1,499)
                                                                        ----------  ----------
     Total reorganization items.......................................  $  (18,627) $  (10,770)
                                                                        ----------  ----------
                                                                        ----------  ----------

    At June 17, 1995, as a result of the debt restructuring, the Company recorded an extraordinary gain on debt discharge as follows (in thousands):

    Elimination of Old Debt, deferred financing fees
      and accrued interest discharged............................... $1,589,506
    Issuance of Senior Notes........................................   (580,721)
    Issuance of Common Stock........................................   (154,000)
                                                                     -----------
      Extraordinary gain on debt discharge..........................  $ 854,785
                                                                     -----------
                                                                     -----------




NOTE 3--UNUSUAL ITEMS

    Unusual items included in the consolidated statement of operations consist of the following (in thousands):


                                                                         SUCCESSOR COMPANY       PREDECESSOR COMPANY
                                                                      ------------------------  --------------------
                                                                       52 WEEKS     41 WEEKS    11 WEEKS   52 WEEKS
                                                                         ENDED        ENDED       ENDED      ENDED
                                                                       MARCH 29,    MARCH 30,   JUNE 17,   APRIL 1,
                                                                         1997         1996        1995       1995
                                                                      -----------  -----------  ---------  ---------
Charges relating to severance.......................................   $   7,800    $  --       $  --      $  --
Inventory valuation reserve.........................................       2,000       --          --         --
Provision for warehouse closures....................................      --           15,000      --         --
Charges relating to voluntary resignation programs..................      --            4,500      --         --
Provision for organizational restructuring..........................      --            2,500      --         --
Reorganization items (See Note 2)...................................      --           --          18,627     10,770
Provision for store closures........................................      --           --          --         12,900
Charges relating to pension settlement (See Note 11)................      --           --          --          3,747
                                                                      -----------  -----------  ---------  ---------
                                                                       $   9,800    $  22,000   $  18,627  $  27,417
                                                                      -----------  -----------  ---------  ---------
                                                                      -----------  -----------  ---------  ---------

                                       F-10

    During the fourth quarter of Fiscal 1997, the Company recorded $9,800,000 of unusual charges including $7,800,000 of severance and $2,000,000 of an inventory valuation reserve.

    In Fiscal 1996, the Company entered into several supply agreements with C&S Wholesale Grocers, Inc. ("C&S"), pursuant to which C&S stocks and distributes to all Grand Union stores substantially all of the merchandise formerly owned and warehoused by Grand Union. Under the agreements, C&S stocks and supplies grocery and perishable products from its own warehouses and stocks and supplies health and beauty care and general merchandise products from the Company's Montgomery, New York warehouse. Accordingly, the Company recorded a provision relating to the closure of two metropolitan New York warehouses consisting principally of the cash costs of severance, pension withdrawal liability, security, and other expenses directly related to the closing of the warehouses. Substantially all of the net costs of closing these facilities were paid prior to March 30, 1996.

    During the 41 weeks ended March 30, 1996, the Company made cash payments of $4,500,000 relating to voluntary resignation programs under which certain classes of store employees accepted monetary incentives to voluntarily resign from their positions.

    The provision for organizational restructuring of $2,500,000 is principally comprised of the cash cost of severance, all of which was paid at March 29, 1997, and future lease payments.

    During Fiscal 1995, the Company established a provision for store closings, net of a non-recurring item. The provision included a charge of $16,900,000 ($8,200,000 of which required cash outlays) relating to the closure of sixteen stores principally consisting of store closing costs, estimated carrying costs through expected dates of disposition and the remaining net book value of store fixed assets. Additionally, the Company realized $4,000,000 of proceeds from the termination of a warehouse sublease. All stores were closed prior to April 1, 1995. Substantially all of the costs of closing these facilities were paid by March 30, 1996.


NOTE 4--PROPERTY

    Property, at cost, consists of the following (in thousands):

                                                               MARCH 29, 1997  MARCH 30, 1996
                                                               --------------  --------------
Property owned:
  Land.......................................................    $   19,196      $   18,776
  Buildings..................................................        60,422          57,309
  Fixtures and equipment.....................................       168,053         144,268
  Leasehold improvements.....................................       126,002         107,220
                                                               --------------  --------------
                                                                    373,673         327,573
Less: accumulated depreciation and amortization..............        81,098          32,493
                                                               --------------  --------------
Property owned, net..........................................       292,575         295,080
                                                               --------------  --------------
Property held under capital leases:
  Land and buildings.........................................       112,056          97,801
  Equipment..................................................        18,081          18,184
                                                               --------------  --------------
                                                                    130,137         115,985
Less: accumulated amortization...............................        10,801           5,486
                                                               --------------  --------------
Property held under capital leases, net......................       119,336         110,499
                                                               --------------  --------------
Property.....................................................    $  411,911      $  405,579
                                                               --------------  --------------
                                                               --------------  --------------

    Depreciation and amortization of owned and leased property for Fiscal 1997, the 41 weeks ended March 30, 1996, the 11 weeks ended June 17, 1995 and Fiscal 1995 was $64,256,000, $42,706,000, $11,246,000 and $57,089,000, respectively.

    As discussed in Note 1, the Company adopted FAS No. 121 as of the Effective Date. This statement requires companies to record impairments of long-lived assets, certain identifiable intangibles, and associated goodwill when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. In accordance with this statement, during Fiscal 1997 the Company performed an evaluation of its assets for impairment considering the present value of estimated net future operating cash flows (which includes the estimated fair value that would be received upon sublease or disposition). The result of such review was that an impairment loss of $6,362,000 was recorded through depreciation in order to write down certain store impaired assets.

NOTE 5--RECEIVABLES AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Receivables at March 29, 1997 and March 30, 1996 are net of allowances for doubtful accounts of $930,000 and $1,146,000, respectively.

    Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                 MARCH 29,      MARCH 30,
                                                                   1997           1996
                                                               ------------   ------------
Accounts payable.............................................   $  89,798      $  86,638
Accrued liabilities:
Payroll......................................................      16,294         18,179
Interest.....................................................       9,405          8,740
Insurance....................................................      16,070         12,098
Other........................................................      32,982         44,355
                                                               ------------   ------------
                                                                $ 164,549      $ 170,010
                                                               ------------   ------------
                                                               ------------   ------------

NOTE 6--INCOME TAXES

    The components of the deferred income tax (provision) benefit are as follows (in thousands):

                                                         SUCCESSOR COMPANY             PREDECESSOR COMPANY
                                                      ------------------------    --------------------------
                                                         52 WEEKS    41 WEEKS        11 WEEKS     52 WEEKS
                                                          ENDED       ENDED           ENDED        ENDED
                                                        MARCH 29,    MARCH 30,       JUNE 17,     APRIL 1,
                                                          1997         1996            1995         1995
                                                      -----------  -----------    ------------  ------------
Federal.............................................   $  (2,154)   $  16,157       $     --             --
State...............................................        (369)       2,770             --             --
                                                      -----------  -----------    ------------  ------------
Income tax (provision) benefit......................   $  (2,523)   $  18,927       $     --      $      --
                                                      -----------  -----------    ------------  ------------
                                                      -----------  -----------    ------------  ------------

    The reconciliation of the income tax (provision) benefit computed at the federal statutory rate to the reported income tax (provision) benefit is as follows (in thousands):

                                                                 SUCCESSOR COMPANY            PREDECESSOR COMPANY
                                                              ------------------------    -------------------------
                                                               52 WEEKS     41 WEEKS       11 WEEKS     52 WEEKS
                                                                 ENDED        ENDED          ENDED        ENDED
                                                               MARCH 29,    MARCH 30,      JUNE 17,     APRIL 1,
                                                                 1997         1996           1995         1995
                                                              -----------  -----------    ----------  -----------
Benefit computed at federal statutory tax rate..............   $  63,291    $  45,074     $  10,268    $  55,941
Increase (decrease) in the benefit resulting from:
  Amortization of excess reorganization value...............     (35,429)     (28,992)           --           --
  Amortization of goodwill..................................          --           --        (6,295)      (5,379)
  State and local taxes, net of federal tax benefit.........       5,242        2,770            --           --
  Deferred tax asset valuation allowance....................     (29,841)          --        (3,948)     (51,014)
  Write-down of unrealizable deferred tax asset.............      (8,500)          --            --           --
  Other.....................................................       2,714           75           (25)         452
                                                              -----------  -----------    ----------  -----------
Income tax (provision) benefit..............................  $   (2,523)   $  18,927     $      --    $      --
                                                              -----------  -----------    ----------  -----------
                                                              -----------  -----------    ----------  -----------

    The components of the net deferred tax asset are as follows (in thousands):


                                                                 MARCH 29,      MARCH 30,
                                                                   1997           1996
                                                               ------------   ------------
Deferred tax assets:
  Non-cash interest.......................................     $   2,111       $   5,727
  Insurance reserve.......................................        19,597          19,300
  Pension.................................................         5,419           4,077
  Post retirement benefit liability.......................        14,671          14,676
  Other miscellaneous reserves............................        23,505          25,477
  Net operating loss carryfoward..........................        29,841          15,246
                                                               ------------    -----------
Total deferred tax assets.................................        95,144          84,503
                                                               ------------    -----------
Deferred tax liabilities:
  Depreciable assets......................................         9,299          26,016
  Other...................................................         4,611           4,571
                                                               ------------    -----------
Total deferred tax liabilities............................        13,910          30,587
                                                               ------------    -----------
Net deferred tax asset before valuation allowance.........        81,234          53,916
Valuation allowance.......................................       (29,841)            --
                                                               ------------    -----------
Net deferred tax asset....................................     $  51,393       $  53,916
                                                               ------------    -----------
                                                               ------------    -----------

    During the fourth quarter of Fiscal 1997, the Company determined that the likelihood of realizing its entire deferred tax asset had diminished as a result of the application of Internal Revenue Code Section 382 as well as other long-term financial prospects. Section 382, which was triggered by the sale of Class A Preferred Stock (see Note 8), limits the amount of future annual net operating loss carryforwards which may be utilized subsequent to a change in control. Consequently, during the fourth quarter of Fiscal 1997, the Company wrote off $8,500,000 of its deferred tax asset that related to net operating loss carryforwards expected to expire due to Section 382 limitations and established a valuation allowance to fully reserve for the portion of its deferred tax asset related to its remaining net operating loss carryforwards.

    As of March 29, 1997, the Company had net operating loss carryforwards of approximately $73,000,000 for tax purposes, expiring in the years 2011 and 2012. Due to Section 382, there will be a limitation on the amount of annual net operating loss carryforwards which can be utilized.

    Under existing income tax laws, the Company is not required to include in its taxable income any cancellation of debt income as a result of the debt forgiven pursuant to the Plan. Accordingly, no income taxes were provided on the extraordinary gain on debt discharge in the statement of operations for the 11 weeks ended June 17, 1995. There are no remaining operating loss or credit carryforwards of the Predecessor Company and there was no change in the tax basis of the Company's assets as of the Effective Date.

NOTE 7--DEBT

    Components of the Company's debt are as follows (in thousands):

                                                     MARCH 29,      MARCH 30,
                                                       1997           1996
                                                    -----------    -----------
Equipment mortgage notes..........................  $     46       $   2,039
Bank Credit Agreements:
  Term Loan.......................................    104,144        104,144
  Revolving Credit Facility.......................     36,000         33,000
12% Senior Notes due September 1, 2004
  (includes $4,642 and $5,276 of unamortized
  debt premium at March 29, 1997 and March
  30, 1996, respectively).........................    600,063        600,697
                                                    -----------    -----------
                                                      740,253        739,880
Less: current maturities of long-term debt........         46          1,813
                                                    -----------    -----------
Long-term debt............................          $ 740,207      $ 738,067
                                                    -----------    -----------
                                                    -----------    -----------

    On the Effective Date, obligations relating to the Predecessor Company's Old Bank Credit Agreement were paid in full and the Company entered into the Bank Facility with a group of lenders. The Bank Facility consists of the Revolving Credit Facility, expiring

June 15, 2000, that provides borrowings and letters of credit aggregating $100,000,000, and the Term Loan totaling $104,144,000. The Bank Facility is secured by substantially all of the assets of the Company and its subsidiaries, whether in existence at the Effective Date or acquired thereafter, excluding those assets permitted to be financed by third parties. Outstanding borrowings bear interest at a rate equal to the applicable margin (1.5% and 2% for the Revolving Credit Facility and Term Loan, respectively) plus the higher of (a) the prime rate, as defined, (b) the adjusted certificate of deposit rate, as defined, plus 0.5% or (c) the federal funds rate, as defined, plus 0.25%. Alternatively, the Company may borrow, at its option, at the LIBOR rate, as defined, plus the applicable margin (3.0% and 3.5% for the Revolving Credit Facility and Term Loan, respectively). At March 29, 1997, borrowings under the Revolving Credit Facility and the Term Loan were at weighted interest rates of 8.77% and 9.11%, respectively. At March 30, 1996, borrowings under the Revolving Credit Facility and the Term Loan were at weighted interest rates of 9.75% and 9.00%, respectively. The Company is charged a commitment fee of one half of one percent per annum on the average unused portion of the Revolving Credit Facility. The Term Loan requires quarterly principal payments of $13,018,000 from September 30, 2000 through June 15, 2002. The Bank Facility provides for mandatory prepayments based on the occurrence of certain specified transactions. As of March 29, 1997, the Company had issued $44,169,000 of letters of credit.

    The Bank Facility contains certain restrictions and financial covenants relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness, asset sales, dividends, capital expenditures and prepayment of other indebtedness. During the fourth quarter of Fiscal 1997, the Company received a waiver for certain financial covenants as of March 29, 1997 and certain covenants for future periods were amended. The Company was in compliance with the remaining terms and restrictive covenants of the Bank Facility, as amended, as of March 29, 1997.

    The Old Term Loan and Old Revolving Credit Facility provided for interest at either a floating rate of 2% and 1.5%, respectively, per annum above the prime rate, as defined, or 3.5% and 3%, respectively, per annum above the LIBOR rate, as defined, at the option of the Predecessor Company.

    Pursuant to the Plan, on the Effective Date, the Old Senior Notes were deemed cancelled and each holder became entitled to receive his pro rata share of the Successor Company's Senior Notes having an aggregate principal amount of $595,421,000. Interest on the Senior Notes is payable semi-annually each March 1 and September 1.

    During the next five years, maturities of long-term debt are $46,000 in Fiscal 1998, $75,054,000 in Fiscal 2001 and $39,054,000 in 2002. There are no
payments scheduled in Fiscal 1999 or 2000.

NOTE 8--ISSUANCE OF PREFERRED STOCK

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

    Pursuant to the Stock Purchase Agreement, on September 17, 1996, the Company sold 800,000 shares of Class A Preferred Stock to the Purchasers for aggregate proceeds of $40,000,000 (the "Principal Closing"). On February 25, 1997, the Company sold an additional 400,000 shares of Class A Preferred Stock to the Purchasers for aggregate proceeds of $20,000,000. Under the terms of the Stock Purchase Agreement, the Company sold to the Purchasers an additional 800,000 shares of Class A Preferred Stock at a purchase price of $50 per share (the "Stated Value") on June 12, 1997, which represents an acceleration of the original transaction dates, and immediately converted the shares to the new Class B Preferred Stock. The Class B Preferred Stock ranks PARI PASSU with the Class A Preferred Stock and has substantially the same terms as the Class A Preferred Stock.

    Dividends are cumulative and payable quarterly at 8.5% of the Stated Value per annum. Dividends are payable, at the option of the Company, in additional shares of Preferred Stock or Common Stock through September 17, 1999. From September 17, 1999 through September 17, 2001, dividends are payable in cash, unless the terms of the Company's Bank Facility or 12% Senior Notes prohibit cash dividends, in which case dividends may be paid in Preferred Stock or Common Stock. After September 17, 2001, dividends are payable in cash. To the extent that any dividends on the Preferred Stock are paid in shares of Common Stock, the Company is required to pay a premium in additional shares of Common Stock equal to 33 1/3% of the number of shares of Common Stock that would otherwise be paid as the dividend. On December 31, 1996 and September 30, 1996, the Company paid dividends on the Class A Preferred Stock through the issuance of 17,056 and 2,644 shares, respectively, of Class A Preferred Stock. The aggregate Stated Value of the dividends at December 31, 1996 and September 30, 1996 was $852,800 and $132,200, respectively.

    Each share of Class A Preferred Stock is convertible at the option of the holder, at any time, into 6.8966 shares of Common Stock. At March 29, 1997, the 1,279,700 outstanding shares of Class A Preferred Stock were convertible into an aggregate 8,825,579 shares of Common Stock. Each share of Class B Preferred Stock is convertible at the option of the holder, at any time, into 20.8333 shares of Common Stock, to be reset during February 1998 to a conversion price based upon a 20% premium to the average trading price of Common Stock during a twenty-day period during February 1998.

    The Company is required to redeem the Class A Preferred Stock and the Class B Preferred Stock no later than June 1, 2005. Additionally, the Class A Preferred Stock and the Class B Preferred Stock may be redeemed at the Company's option at $50 per share plus all accrued and unpaid dividends if the volume-weighted average price of the Company's Common Stock over a 60-day period exceeds $13.05 per share after September 17, 1998, or $14.50 per share after September 17, 1999. After September 17, 2001, the Company's right to redeem is not contingent on the price of the Common Stock and the redemption price is approximately $51.60 per share plus all accrued and unpaid dividends, declining ratably to $50 per share plus all accrued and unpaid dividends after September 17, 2004.

    The Stock Purchase Agreement and the Certificates of Designation of Preferred Stock, setting forth the powers, preferences, rights, qualifications, limitations and restrictions of such class of preferred stock (the "Certificates of Designation"), also contain provisions with respect to the rights of the Purchasers to elect a specified number of directors, the number of disinterested directors, voting rights and pre-emptive rights with respect to any sale by the Company of shares of Common Stock or securities convertible into, or exchangeable for, Common Stock. The liquidation preference of Class A Preferred Stock and Class B Preferred Stock is equal to its Stated Value plus any accrued and unpaid dividends.

    The Class A Preferred Stock has been classified as Redeemable Class A Preferred Stock in the accompanying Consolidated Balance Sheet. The dividends on the Class A Preferred Stock and the accrued and unpaid dividends through March 29, 1997 have been accounted for by a charge against Capital in Excess of Par Value and a corresponding increase in the value of the Class A Preferred Stock.

    During Fiscal 1997, the Company recorded, as a charge to Capital in Excess of Par Value, costs of $12,000,000 directly related to the sale of Class A Preferred Stock. The costs included transaction fees paid to Shamrock Capital Advisors, Inc. and GE Investment Management Corporation of $2,000,000 each, fees paid to Donaldson, Lufkin and Jenrette, the Company's financial advisor and a then related party, of approximately $5,200,000, and other expenses, including legal and other professional fees, of $2,800,000.

    On March 20, 1997, the Company sold 60,000 shares of Class A Preferred Stock to the Chairman of the Company's Board of Directors for $3,000,000.

NOTE 9--PROPERTY LEASES

    The Company operates principally in leased stores and offices, and in most cases holds renewal options with varying terms. Many of the leases contain clauses which provide for increased rentals based upon increases in real estate taxes and lessors' operating expenses.

    Future minimum payments under capital and non-cancelable operating leases, net of minimum sublease income, as of March 29, 1997 are as follows (in thousands):


                                                                                   CAPITAL      OPERATING
                                                                                 ------------  -----------
Fiscal
1998..........................................................................   $  26,503     $   33,510
1999..........................................................................      24,150         33,089
2000..........................................................................      22,456         30,888
2001..........................................................................      20,597         24,076
2002..........................................................................      19,619         20,082
Later years...................................................................     282,526        143,436
                                                                                 ------------   ----------
Total minimum lease payments..................................................     395,851        285,081
Less: estimated executory costs included in total minimum lease payments......        (250)           --
Less: sublease rental income..................................................      (2,139)       (18,608)
                                                                                 ------------   ----------
Net minimum lease payments....................................................      393,462     $ 266,473
                                                                                                ----------
                                                                                                ----------
Less: portion representing interest...........................................     247,498
                                                                                 ------------
Present value of net minimum lease payments...................................     145,964
Less: current portion of obligations under capital leases.....................       8,045
                                                                                 ------------
Non-current portion of obligations under capital leases
  (net of sublease rental income).............................................   $ 137,919
                                                                                 ------------
                                                                                 ------------

    Contingent rentals incurred on capital leases for Fiscal 1997, the 41 weeks ended March 30, 1996, the 11 weeks ended June 17, 1995 and Fiscal 1995 were $106,000, $130,000, $39,000 and $253,000, respectively.

    The rental expense for all operating leases was $45,847,000, $33,923,000, $8,696,000 and $31,900,000 during Fiscal 1997, the 41 weeks ended March 30, 1996, the 11 weeks ended June 17, 1995 and Fiscal 1995, respectively. Contingent rental expense included in total rental expense was $2,870,000, $2,127,000, $638,000 and $3,114,000 during Fiscal 1997, the 41 weeks ended March 30, 1996, the 11 weeks ended June 17, 1995 and Fiscal 1995, respectively.

NOTE 10--Stockholders' (Deficit) Equity and Redeemable Stock

    Changes in Stockholders' (Deficit) Equity and Redeemable Stock were as follows (in thousands):

                                                                       REDEEMABLE       OLD         CAPITAL IN
                                                         COMMON        OLD COMMON     COMMON         EXCESS OF      ACCUMULATED
                                                         STOCK          STOCK (A)      STOCK         PAR VALUE        DEFICIT
                                                     ---------------  -----------  -------------  -------------   --------------
Predecessor Company
Balance at April 2, 1994...........................     $  --          $   9,407     $       1       $  --         $  (644,617)
Net loss...........................................        --             --            --              --            (159,830)
Accrued preferred stock dividends of Predecessor
  Company..........................................        --             --            --              --             (19,480)
Pension adjustment.................................        --             --            --              --                (257)
                                                     ---------------  -----------  -------------  -------------   --------------
Balance at April 1, 1995...........................        --              9,407             1          --            (824,184)
Net income for the 11 weeks ended June 17, 1995....        --             --            --              --             825,449
Extinguishment of stockholders' equity in
  connection with bankruptcy.......................        --             (9,407)           (1)         --              (1,265)
                                                     ---------------  -----------  -------------  -------------   --------------
Balance at June 17, 1995...........................     $  --          $  --         $  --           $  --         $   --
                                                     ---------------  -----------  -------------  -------------   --------------
                                                     ---------------  -----------  -------------  -------------   --------------

    (a) The Redeemable Old Common Stock represents shares of Holdings held by management investors, which were redeemable under certain limited circumstances at the option of the holder.

                                                                           STOCKHOLDERS' (DEFICIT) EQUITY
                                                                       ------------------------------------------------------------
                                                      REDEEMABLE
                                                       CLASS A                                         CAPITAL IN
                                                      PREFERRED          COMMON        PREFERRED        EXCESS OF     ACCUMULATED
                                                        STOCK            STOCK           STOCK          PAR VALUE       DEFICIT
                                                      ----------       -----------    -------------    ------------    ------------
Successor Company
Balance at June 17, 1995........................      $  --            $  --           $  --           $   --         $   --
Issuance of Common Stock........................         --               10,000          --              144,000         --
Net loss for the 41 weeks ended March 30, 1996..         --               --              --               --            (109,856)
                                                      ----------       -----------    -------------    ------------    ------------
Balance at March 30, 1996.......................         --               10,000          --              144,000        (109,856)
Preferred stock issuance charges (see Note 8)...         --               --              --              (12,000)        --
Decrease in Common Stock par value..............         --               (9,900)         --                9,900         --
Issuance of Class A Preferred Stock.............         63,000           --              --               --             --
Accrued preferred stock dividends...............          2,000           --              --               (2,000)        --
Net loss for Fiscal 1997........................         --               --              --               --            (183,354)
                                                      ----------       -----------    -------------    ------------    ------------
Balance at March 29, 1997.......................      $  65,000        $     100       $  --           $  139,900     $  (293,210)
                                                      ----------       -----------    -------------    ------------    ------------
                                                      ----------       -----------    -------------    ------------    ------------

    The Company's Certificate of Incorporation and Bylaws were restated as of the Effective Date and subsequently amended. The Certificate of Incorporation as amended authorizes the issuance of 60,000,000 shares of Common Stock and 10,000,000 shares of preferred stock. On November 7, 1996, the Company's shareholders approved a decrease in the par value of Common Stock from $1.00 to $0.01 per share.

    Under the Plan, on the Effective Date, the Old Common Stock was cancelled and, as described in Note 2, holders of the Subordinated Notes became entitled to receive their pro rata share of 10,000,000 shares of Common Stock. In addition, on the Effective Date, holders of Capital Senior Zero Notes and Capital Subordinated Zero Notes who executed releases became entitled to receive Series 1 Warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $30 per share and Series 2 Warrants to purchase an aggregate of 600,000 shares of Common Stock at an exercise price of $42 per share. Both the Series 1 Warrants and the Series 2 Warrants expire five years after the Effective Date. As of March 29, 1997, no warrants have been exercised. The Common Stock and all other equity securities issued under the Certificate of Incorporation as amended are voting securities (although the voting rights of any new preferred stock issued may differ from those of Common Stock) and do not have any preemptive rights to subscribe for additional shares.

    Changes in Redeemable Old Preferred Stock of the Predecessor Company were as follows (in thousands):

                                                                        SERIES A    SERIES B    SERIES C     TOTAL
                                                                        ---------  -----------  ---------  ----------
Balance at April 2, 1994..............................................  $  61,030   $   7,911   $  76,371  $  145,312
Accrued preferred stock dividends.....................................      8,152       1,099      10,229      19,480
                                                                        ---------  -----------  ---------  ----------
Balance at April 1, 1995..............................................     69,182       9,010      86,600     164,792
Extinguishment of Predecessor Company Stock in connection with
  bankruptcy..........................................................    (69,182)     (9,010)    (86,600)   (164,792)
                                                                        ---------  -----------  ---------  ----------
Balance at June 17, 1995..............................................  $  --       $  --       $  --      $   --
                                                                        ---------  -----------  ---------  ----------
                                                                        ---------  -----------  ---------  ----------

    The Series A cumulative exchangeable redeemable preferred stock ("Series A old preferred stock") had a $.01 par value, 500,000 shares authorized and 351,745 shares issued and outstanding. The Series B cumulative redeemable convertible preferred stock ("Series B old preferred stock") had a $.01 par value, 500,000 shares authorized and 78,256 shares issued and outstanding. The Series C cumulative redeemable convertible preferred stock ("Series C old preferred stock") had a $.01 par value, 500,000 shares authorized and 440,771 shares issued and outstanding.

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

NOTE 11--PENSION PLANS

    The components of net periodic pension expense for the Company's defined benefit pension plans are as follows (in thousands):

                                                                                     FISCAL     FISCAL     FISCAL
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
Service cost--benefits earned during the period...................................  $   4,351  $   4,317  $   4,715
Interest costs on projected benefit obligations...................................     12,700     12,523     13,706
Return on plan assets.............................................................    (16,993)   (32,921)   (12,179)
Net amortization and deferral.....................................................      3,690     17,877     (4,042)
Charges relating to pension settlement............................................     --         --          3,747
                                                                                    ---------  ---------  ---------
Net periodic pension expense......................................................  $   3,748  $   1,796  $   5,947
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    The Company has not segregated the respective Successor and Predecessor Company pension expense for Fiscal 1996 because it is impractical to do so.

    During Fiscal 1995, the Company incurred charges totaling $3,747,000 relating to pension settlements, under both its qualified and nonqualified pension plans, principally as a result of early retirement programs offered to certain employees.

    The actuarial present value of benefit obligations and the funded status of the Company's pension plans are as follows (in thousands):

                                                                         QUALIFIED                NONQUALIFIED
                                                                  ------------------------  ------------------------
                                                                   MARCH 29,    MARCH 30,    MARCH 29,    MARCH 30,
                                                                     1997         1996         1997         1996
                                                                  -----------  -----------  -----------  -----------
Actuarial present value of benefit obligations:
Vested benefits.................................................  $   159,438  $   146,821   $   4,715    $   3,968
Nonvested benefits..............................................        4,038        3,948      --           --
                                                                  -----------  -----------  -----------  -----------
Total benefits..................................................  $   163,476  $   150,769   $   4,715    $   3,968
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------
Projected benefit obligations...................................  $  (186,207) $  (167,010)  $  (5,364)   $  (4,618)
Plan assets, primarily stocks and bonds, at fair value..........      169,707      170,684      --           --
                                                                  -----------  -----------  -----------  -----------
Funded (unfunded) status........................................      (16,500)       3,674      (5,364)      (4,618)
Unrecognized net (loss) gain....................................        8,674       (8,259)      2,073        1,364
Unrecognized prior service cost.................................      --           --              (20)         (25)
Adjustment required to recognize minimum liability..............      --           --           (1,404)        (689)
                                                                  -----------  -----------  -----------  -----------
Pension liability...............................................  $    (7,826) $    (4,585)  $  (4,715)   $  (3,968)
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------
Significant actuarial assumptions used in all Company sponsored plans were as follows:

                                                                              FISCAL 1997   FISCAL 1996  FISCAL 1995
                                                                             -------------  -----------  ------------
Discount rates.............................................................         7.25%          8.0%          7.5%
Rates of increase in future compensation...................................         3.50%     4.0%-5.0%     3.5%-3.9%
Long-term rate of return on plan assets....................................         8.75%         9.75%          9.5%

NOTE 12--POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

    The Company provides certain health care and life insurance benefits for substantially all of its full-time non-union employees and union employee groups. The Company's postretirement plans currently are not funded. The Company's union employee groups are participants in multi-employer plans which require monthly contributions and which are not subject to the provisions of FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

    Net postretirement benefit cost consisted of the following (in thousands):

                                                                              FISCAL 1997  FISCAL 1996  FISCAL 1995
                                                                              -----------  -----------  -----------
Service cost--benefits earned during the period.............................   $     728    $     591    $     695
Interest cost on accumulated postretirement benefit obligation..............       2,668        2,594        2,604
                                                                              -----------  -----------  -----------
                                                                               $   3,396    $   3,185    $   3,299
                                                                              -----------  -----------  -----------
                                                                              -----------  -----------  -----------

    The Company has not segregated the respective Successor and Predecessor Company postretirement benefit expense for Fiscal 1996 because it is impractical to do so.

    The unfunded accumulated postretirement benefit obligation consists of the following (in thousands):

                                                                  MARCH 29,       MARCH 30,
                                                                    1997            1996
                                                               --------------  --------------
Retirees.....................................................    $   20,660      $   17,761
Fully eligible active plan participants......................         2,482           2,613
Other active plan participants...............................        15,189          16,194
Unrecognized net loss........................................        (2,521)           (832)
                                                                 ----------      ----------
                                                                 $   35,810      $   35,736
                                                                 ----------      ----------
                                                                 ----------      ----------

    The assumed health care cost trend rate used in measuring the accumulated postretirement obligation as of March 29, 1997 and March 30, 1996 was 11.0% and 12.0%, respectively, for participants pre-age 65 and 8.0% and 9.0%, respectively, for participants post-age 65, decreasing each successive year by 1% until the respective trend rates reach 4.75% after which the trend rate remains constant. An increase of 1% in the assumed health care cost trend rate for the current year would increase the annual net post retirement health care cost by approximately $16,000 and the accumulated postretirement benefit obligation by approximately $226,000.

    The Company provides benefits for all future retirees based on a service related flat dollar premium allowance. Accordingly, the health care cost trend rate will not be a significant factor in determining Grand Union's liability for future retirees under its postretirement health care arrangements. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for Fiscal 1997 and Fiscal 1996 and 8.0% for Fiscal 1995.

NOTE 13--EQUITY COMPENSATION PLANS

    During the 41 weeks ended March 30, 1996, the Board of Directors of the Company adopted The Grand Union Company 1995 Equity Incentive Plan ("Employees' Plan"), which provides for issuance of stock options to purchase up to 900,000 shares of the Company's Common Stock, and The Grand Union Company 1995 Non-Employee Directors' Stock Option Plan ("Directors' Plan"), which provides for the issuance of options to purchase up to 100,000 shares of the Company's Common Stock. The shareholders approved the plans on November 7, 1996. Both plans are administered by the Board of Directors. Options granted to date under both plans expire no later than ten years after the grant date.

    Activity with Respect to the Employees' Plan was as follows:

                                                                   NUMBER OF   WEIGHTED AVERAGE
                                                                    OPTIONS      OPTION PRICE
                                                                  -----------  -----------------
Grants..........................................................     230,680       $   6.370
Expirations.....................................................       4,400           6.625
                                                                  -----------         ------
March 29, 1997..................................................     226,280       $   6.365
                                                                  -----------         ------
                                                                  -----------         ------

    At March 29, 1997, 206,280 shares were vested under the Employees' Plan. The range of exercise prices for options outstanding under the Employees' Plan at March 29, 1997 was $3.688 to $6.625. These options will expire if not exercised at specific dates ranging from April 3, 1997 to March 3, 2007.

    The Directors' Plan included grants of 51,000 shares with a weighted average option price of $5.941. No options were exercised or expired during the year. At March 29, 1997, 51,000 shares were exercisable under the Directors' Plan at exercise prices of $5.750 and $6.125. These options will expire if not exercised at specific dates ranging from September 16, 1997 to November 7, 2006.


    The following table summarizes information about options outstanding at March 29, 1997 for both stock option plans:

                                             OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                 --------------------------------------------  ------------------------------
                                     WEIGHTED-AVERAGE
 RANGE OF             NUMBER       REMAINING CONTRACTUAL    WEIGHTED-AVERAGE     NUMBER     WEIGHTED-AVERAGE
 EXERCISE PRICES    OUTSTANDING       LIFE (IN YEARS)        EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
------------------  -----------  -------------------------  -----------------  -----------  -----------------
$3.688 to $6.625       226,280                 6.3              $   6.365         206,280       $   6.625
$5.750 to $6.125        51,000                 8.4                  5.941          51,000           5.941
                       -------                                                    -------
                       277,280                                                    257,280
                       -------                                                    -------
                       -------                                                    -------

    The Company adopted the disclosure only option under FAS No. 123, "Accounting for Stock-Based Compensation", as of March 29, 1997. If the accounting provisions of FAS No. 123 had been adopted as of the beginning of Fiscal 1997, the effect on Fiscal 1997 net loss would have been less than $100,000.

NOTE 14--RELATED PARTY TRANSACTIONS

    In connection with the Stock Purchase Agreement (see Note 8), the Company paid transaction fees to Shamrock Capital Advisors, Inc. ("SCA"), the investment managers for Trefoil Capital Advisors II, L.P., and GE Investment Management Corporation of $2,000,000 each, and the Company paid Donaldson, Lufkin and Jenrette ("DLJ"), a managing director of which served on the Company's Board of Directors, approximately $5,200,000 for advisory services, a fairness opinion, and other miscellaneous expenses.

    Also in connection with the Stock Purchase Agreement, the Company entered into a management contract with SCA pursuant to which the Company paid $300,000 during Fiscal 1997 and is scheduled to pay additional fees of $400,000 and $500,000 in fiscal years ending in 1998 and 1999, respectively, plus related expenses.

    Also during Fiscal 1997, the Chairman of the Board of Directors purchased through a family trust 60,000 shares of Class A Convertible Preferred Stock from the Company for an aggregate price of $3,000,000.

    DLJ was paid $1,278,000 in Fiscal 1996 for consulting services in connection with the bankruptcy proceedings.

    Prior to the Effective Date, the Company was party to a financial advisory agreement with Miller Tabak Hirsch + Co. (the "MTH Agreement") pursuant to which MTH, which indirectly controlled the Company and Penn Traffic Company ("Penn Traffic"), was to have provided certain financial consulting and business management services to the Company through July 1997. In accordance with the Plan, the MTH Agreement was terminated on the Effective Date and Grand Union executed a settlement agreement with MTH (the "MTH Settlement Agreement") which provides for the termination of the MTH Agreement, payment by Grand Union of accrued and unpaid fees under the MTH Agreement through the Effective Date and the indemnification of MTH and certain entities related to MTH from certain claims and liabilities, subject to the terms and limitations set forth in the MTH Settlement Agreement. The Company deposited $3,000,000 relating to the indemnification in escrow on the Effective Date. This amount is included in other assets in the Consolidated Balance Sheet. During the 11 weeks ended June 17, 1995 and Fiscal 1995, the Company paid $315,000 and $750,000, respectively, to MTH pursuant to the MTH Agreement.

    From September 1993 until September 1995, Grand Union and Penn Traffic were parties to a combined purchasing and distribution agreement relating to general merchandise and health and beauty care products. In September 1995, Grand Union purchased from Penn Traffic approximately $12,821,000 of merchandise which had been owned by Penn Traffic under the joint buying arrangement.

NOTE 15--CONTINGENCIES

    The Company is subject to certain legal proceedings and claims arising in connection with its business. It is management's opinion that the ultimate resolution of such legal proceedings and claims will not have a material adverse effect on the Company's consolidated results of operations or its financial position.

    NOTE 16--Quarterly Financial Information (Unaudited) (in thousands, except loss per share and market price)

                                                                                  SUCCESSOR COMPANY
                                                                    ---------------------------------------------
                                                                     1ST (a)       2ND         3RD         4TH
                                                                    ----------  ----------  ----------  ---------
Fiscal 1997:
Sales.............................................................  $  726,823  $  533,412  $  537,151    515,287
Gross profit......................................................     221,899     162,158     164,335    157,355
Unusual items.....................................................      --          --          --         (9,800)
Loss before income taxes..........................................     (48,251)    (37,635)    (38,364)   (56,581)
Net loss..........................................................     (43,812)    (30,653)    (31,677)   (77,212)
Net loss applicable to common stock...............................     (43,812)    (30,896)    (32,465)   (78,181)
Net loss per common share.........................................       (4.38)      (3.09)      (3.25)     (7.82)
Market Price-high................................................      7 9/16       6 7/8      7 3/16     5 3/16
Market Price-low.................................................       5 7/8           5      4 1/12          3

                                                      PREDECESSOR
                                                        COMPANY                  SUCCESSOR COMPANY
                                                      -----------------------------------------------------------
                                                        1ST (a)                   2ND         3RD         4TH
                                                       ----------------------------------------------------------
                                                       11 WEEKS     5 WEEKS
                                                         ENDED       ENDED
                                                       JUNE 17,     JULY 22,
Fiscal 1996                                              1995         1995
                                                       ----------------------------------------------------------
Sales...............................................   $ 487,882   $  232,663  $  523,711  $  543,617  $  519,937
Gross profit........................................     143,841       73,080     162,637     166,863     167,276
Unusual items.......................................     (18,627)      --          (4,500)    (15,000)     (2,500)
Loss before income taxes and extraordinary gain on
  debt discharge....................................     (29,336)      (9,023)    (35,947)    (48,834)    (34,979)
Extraordinary gain on debt discharge................     854,785       --          --          --          --
Net income (loss)...................................     825,449       (9,523)    (30,075)    (40,994)    (29,264)
Net loss per share..................................      --            (0.95)      (3.01)      (4.10)      (2.93)
Market Price-high..................................      --           --          15 1/8      12 1/4      8 9/16
Market Price-low...................................      --           --              10       4 7/8     5 13/16



(a) Represents 16 weeks, all other quarters are 12 weeks.

    Loss per common share data is not meaningful for the period prior to the Effective Date due to the significant change in the capital structure of the Company.