Form 10-Q
period 1997-07-19
GRAND UNION CO /DE/
filed 1997-08-29
CIK 316236

FORM 1O-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended July 19, 1997
                               -------------

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

                                  973-890-6000
                                  ------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|  No | |
                                      -       -

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes |X|  No | |
                                      -       -

      As of August 29, 1997, there were issued and outstanding 10,000,000 shares, par value $0.01 per share, of the Registrant's common stock.

                            THE GRAND UNION COMPANY

                                      INDEX

PART I - FINANCIAL INFORMATION (Unaudited)

Item 1. Financial Statements.                                           Page No.

Consolidated Statement of Operations - 16 weeks ended July 19, 1997
  and July 20, 1996                                                            3

Consolidated Balance Sheet - July 19, 1997 and March 29, 1997                  4

Consolidated Statement of Cash Flows - 16 weeks ended July 19, 1997
  and July 20, 1996                                                            5

Notes to Consolidated Financial Statements                                     6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.                                                         8

PART II - OTHER INFORMATION

Item 5. Other Information.                                                    11

Item 6. Exhibits and Report on Form 8-K.                                      11

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                             16 Weeks Ended
                                                        -----------------------
                                                         July 19,      July 20,
                                                           1997         1996
                                                        ---------     ---------
Sales                                                   $ 707,983     $ 726,823
Cost of sales                                            (518,514)     (504,924)
                                                        ---------     ---------
Gross profit                                              189,469       221,899
Operating and administrative expenses                    (179,822)     (180,878)
Depreciation and amortization                             (24,467)      (25,413)
Amortization of excess reorganization value               (32,102)      (31,572)
Interest expense, net                                     (32,320)      (32,287)
                                                        ---------     ---------
Loss before income taxes                                  (79,242)      (48,251)
Income tax benefit (provision)                                 --         4,439
                                                        ---------     ---------
Net loss                                                  (79,242)      (43,812)
Accrued dividends on preferred stock                       (2,057)           --
                                                        ---------     ---------
Net loss applicable to common stock                     $ (81,299)    $ (43,812)
                                                        =========     =========
Net loss per common share                               $   (8.13)    $   (4.38)
                                                        =========     =========

   See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                           CONSOLIDATED BALANCE SHEET
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                      July 19,       March 29,
                                                        1997           1997
                                                     -----------    -----------
ASSETS
Current assets:
 Cash and temporary investments                      $    33,073    $    34,119
 Receivables                                               8,206         17,975
 Inventories                                             134,253        131,409
 Other current assets                                     12,030         14,326
                                                     -----------    -----------
  Total current assets                                   187,562        197,829
Property, net                                            422,325        411,911
Excess reorganization value, net                         302,963        335,065
Deferred tax asset                                        51,393         51,393
Beneficial leases, net                                    48,600         52,266
Other assets                                              10,851         12,375
                                                     -----------    -----------
                                                     $ 1,023,694    $ 1,060,839
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Current maturities of long-term debt                $        --    $        46
 Current portion of obligations under
  capital leases                                           7,568          8,045
 Accounts payable and accrued liabilities                175,630        164,549
                                                     -----------    -----------
  Total current liabilities                              183,198        172,640
Long-term debt                                           732,012        740,207
Obligations under capital leases                         144,792        140,058
Other noncurrent liabilities                              91,144         96,144
                                                     -----------    -----------
  Total liabilities                                    1,151,146      1,149,049
                                                     -----------    -----------

Redeemable Class A Preferred Stock,
  $1.00 par value, 3,500,000 shares
  authorized, 1,300,566 shares issued
  and outstanding, liquidation preference
  $66,702 and $65,000, respectively                       66,702         65,000
                                                     -----------    -----------

Redeemable Class B Preferred Stock,
  $1.00 par value, 1,400,000 shares
  authorized, 800,000 shares issued and
  outstanding, liquidation preference $40,355             40,355             --
                                                     -----------    -----------

Stockholders' deficit:
  Common stock, $.01 par value, 60,000,000
   shares authorized, 10,000,000 shares
   issued and outstanding                                    100            100
  Preferred stock, $1.00 par value,
   10,000,000 shares authorized, less amounts
   authorized as Class A and Class B preferred
   stock, no shares issued and outstanding                    --             --
  Capital in excess of par value                         137,843        139,900
  Accumulated deficit                                   (372,452)      (293,210)
                                                     -----------    -----------
   Total stockholders' deficit                          (234,509)      (153,210)
                                                     -----------    -----------
                                                     $ 1,023,694    $ 1,060,839
                                                     ===========    ===========

    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                             16 Weeks Ended
                                                          ---------------------
                                                          July 19,     July 20,
                                                            1997         1996
                                                          --------     --------
OPERATING ACTIVITIES:
Net loss                                                  $(79,242)    $(43,812)
Adjustments to reconcile net loss to
 net cash provided by (used for) operating
 activities before reorganization items paid:
  Depreciation and amortization                             56,569       56,985
  Deferred taxes                                                --       (4,439)
  Noncash interest                                             (58)          --
Net changes in assets and liabilities:
 Receivables                                                 9,769      (10,980)
 Inventories                                                (2,844)      (1,408)
 Other current assets                                        2,296           50
 Accounts payable and accrued liabilities                   12,468       10,025
 Other                                                      (4,678)         888
                                                          --------     --------
Net cash provided by (used for) operating
 activities before reorganization items paid                (5,720)       7,309
  Reorganization items paid                                 (2,799)      (2,511)
                                                          --------     --------
Net cash provided by (used for) operating
 activities                                                 (8,519)       4,798
                                                          --------     --------
INVESTMENT ACTIVITIES:
 Capital expenditures                                      (21,623)     (14,535)
 Disposals of property                                          42          421
                                                          --------     --------
Net cash (used for) provided by investment
 activities                                                (21,581)     (14,114)
                                                          --------     --------
FINANCING ACTIVITIES:
 Net proceeds from sale of preferred stock                  40,000           --
 Net proceeds from long-term debt                               --        6,000
 Obligations under capital leases discharged                (2,900)      (2,607)
 Retirement of long-term debt                               (8,046)        (237)
                                                          --------     --------
Net cash provided by (used for) financing
 activities                                                 29,054        3,156
                                                          --------     --------
(Decrease) increase in cash and temporary
  investments                                               (1,046)      (6,160)
Cash and temporary investments at beginning of
  period                                                    34,119       39,425
                                                          --------     --------
Cash and temporary investments at end of period           $ 33,073     $ 33,265
                                                          ========     ========

Supplemental disclosure of cash flow information:
  Interest payments                                       $ 11,165     $ 11,189
  Capital lease obligations incurred                         7,157       11,182
  Accrued dividends on preferred stock                       2,057           --

    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - Basis of Accounting

      The accompanying interim consolidated financial statements of The Grand Union Company (the "Company") include the accounts of the Company and its subsidiaries, all of which are wholly-owned. In the opinion of management, the consolidated financial statements include all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of operating results for the interim periods.

      These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the 52 weeks ended March 29, 1997. Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.

      Certain items reported on the Consolidated Statement of Cash Flows have been reclassified from the presentation of last year for comparative purposes.

NOTE 2 - Issuance of Preferred Stock

      On June 12, 1997, under an acceleration of the terms of the July 30, 1996 Stock Purchase Agreement, the Company sold to Trefoil Capital Investors II, L.P., a Delaware limited partnership, and GE Investment Private Placement Partners II, A Limited Partnership, a Delaware limited partnership (collectively, the "Purchasers"), 800,000 shares of 8.5% Class A Convertible Preferred Stock, $1.00 par value (the "Class A Preferred Stock") at a purchase price of $50 per share (the "Stated Value"). These shares of Class A Preferred Stock were immediately converted to 800,000 shares of 8.5% Class B Convertible Preferred Stock, $1.00 par value (the "Class B Preferred Stock"). The Class B Preferred Stock ranks pari passu with Class A Preferred Stock and has substantially the same terms as the Class A Preferred Stock, with the exception of the conversion price.

      Each share of the Class A Preferred Stock is convertible at the option of the holder, at any time, into 6.8966 shares of Common Stock. At July 19, 1997, the 1,300,566 outstanding shares of Class A Preferred Stock were convertible into an aggregate of 8,969,483 shares of Common Stock. Each share of Class B Preferred Stock is convertible at the option of the holder, at any time, into
20.8333 shares of Common Stock. This conversion price is to be reset to a conversion price based upon a 20% premium to the average trading price of Common Stock during a twenty-day period following the earlier of: (i) three days after the release of the January 3, 1998 quarterly results, or (ii) February 20, 1998. At July 19, 1997, the 800,000 outstanding shares of Class B Preferred Stock were convertible into an aggregate of 16,666,640 shares of Common Stock.

      The Class A Preferred Stock and Class B Preferred Stock have been classified as redeemable Class A Preferred Stock and Class B Preferred Stock in the accompanying Consolidated Balance Sheet. On March 31, 1997, the Company paid dividends on the Class A Preferred Stock through the issuance of 20,866 shares of Class A Preferred Stock, with an aggregate Stated Value of $1,043,300. The Company elected to suspend the declaration of a dividend payable June 30, 1997. The dividends on the Class A Preferred Stock and the Class B Preferred Stock and the accrued and unpaid dividends through July 19, 1997 have been accounted for bv a charge against Capital in Excess of Par Value and a corresponding increase in the carrying amounts of the Class A Preferred Stock and Class B Preferred Stock.

NOTE 3 - Net Loss Per Share

      The Company's outstanding warrants and options to purchase Common Stock under the Company's 1995 Non-Employee Director's Stock Option Plan and 1995 Equity Incentive Plan are considered common stock equivalents. The inclusion of these common stock equivalents in the Company's primary net loss per share calculation would have been anti-dilutive for the periods presented. Accordingly, only the weighted average number of common shares outstanding, totaling l0,000,000, were included in the calculation.

      The Company's Class A Preferred Stock and Class B Preferred Stock are not deemed to be common stock equivalents. A fully diluted net loss per share calculation is not presented because inclusion of the Class A Preferred Stock and Class B Preferred Stock in the calculation would have been anti-dilutive for the periods presented.

NOTE 4 - 0ptions Grant

      On August 1, 1997, the Board of Directors of Grand Union elected a new Chairman of the Board and Chief Executive Officer of the Company. In connection with such appointment, the Company granted options to purchase up to 1,250,000 shares of the Company's Common Stock, pursuant to the 1995 Equity Incentive Plan, subject to stockholder approval. The exercise price for the options ranges from $l.375 to $4.375 per share. The options expire in August 2007, although their expiration may be accelerated by certain events.

NOTE 5 - Technical Default

      As of the end of the 1998 first quarter, the Company was in technical default of certain covenants of its Amended and Restated Credit Agreement (the "Bank Facility"); however, effective July 25, 31, and August 7, 14, 21, and 28, 1997, a group of lenders and the Company executed limited waivers for purposes of providing the Company with limited liquidity to operate, without remedying any default.

NOTE 6 - Amendment to Bank Facility

      Effective August 29, 1997, the Company concluded an amendment to its Bank Facility to eliminate the existing technical default and to relax covenants that relate to the Company's performance in the future, thereby providing the Company access to the Revolving Credit Facility without the use of a waiver. The amendment will also provide for a new term loan facility of approximately $78 million, part of the proceeds of which will be used to make the $36 million interest payment due on September 2, 1997 on the Company's 12% Senior Notes. The amount available to the Company under the Revolving Credit Facility shall be reduced to approximately $67 million. The additional funds made available to the Company through the amendment and the restatement of the Company's existing Bank Facility raise the Company's total secured credit facility to $250 million.

NOTE 7 - Related Party Transactions

      Mr. Ying, a Director of the Company from June 1995 to August 1997, was a managing director of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") from January 1993 to June 1997. DLJ has acted as financial advisor to the Company, and received compensation from the Company for such services.

      In May 1997, the Company entered into an agreement with DLJ to advise a Committee of Independent Directors (the "Committee") in respect to the Company's Stock Purchase Agreement. As compensation for services provided to the Committee related to the June 1997 Acceleration and Exchange Agreement, the Company paid DLJ $500,000.

      In August 1997, the Company entered into an agreement with DLJ to advise the Company in respect to its Amended and Restated Credit Agreement. As compensation for services provided to the Company related to the amendment to its Bank Facility, the Company paid DLJ approximately $2,900,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      The following table sets forth certain statement of operations data (dollars in millions).

                                                         16 Weeks Ended
                                                    -----------------------
                                                     July 19,      July 20,
                                                       1997          1996
                                                    -----------------------
Sales                                               $   708.0     $   726.8
Gross profit                                            189.5         221.9
LIFO provision                                            0.4           0.4
Operating and administrative expenses                   179.8         180.9
Depreciation and amortization                            24.5          25.4
Amortization of excess reorganization value              32.1          31.6
Interest expense, net                                    32.3          32.3
Income tax benefit (provision)                             --           4.4
Net (loss) income                                       (79.2)        (43.8)

Sales percentage (decrease) increase                     (2.6)%         0.9%
Gross profit as a percentage of sales                    26.8          30.5
Operating and administrative
 expenses as a percentage of sales                       25.4          24.9

      Sales for the 16 weeks ended July 19, 1997 (the "1998 first quarter") decreased $18.8 million, or 2.6%, compared to the 16 week period ended July 20, 1996 (the "1997 first quarter"). Comparable store sales, including replacements, decreased 1.8%, principally as a result of increased competition and the timing of Easter (Easter fell within the 1997 first quarter, but outside the 1998 first quarter), offset by the positive impact of marketing and customer service programs. During the 1998 first quarter, the Company opened two replacement stores and closed three stores.

      Gross profit as a percentage of sales, was 26.8% for the 1998 first quarter, compared to 30.5% for the 1997 first quarter. The gross profit percentage decrease is attributable principally to reduced allowance income, and promotional pricing activity, as well as other factors.

      Operating and administrative expenses, as a percentage of sales, were 25.4% for the 1998 first quarter, compared to 24.9% for the 1997 first quarter. The increase in the operating and administrative expense rate resulted principally from expenditures in store labor and advertising to support elements of the Company's strategic marketing program, as well as a reduction in sales. Compared to last year, 1998 first quarter operating and administrative expenses decreased $1.1 million.

      Depreciation and amortization totaled $24.5 million for the 1998 first quarter, compared to $25.4 million for the 1997 first quarter. The decrease results from a reduction in the Company's capital spending program in 1997 and 1998, as well as select store disposals.

      Interest expense totaled $32.3 million for the 1998 and the 1997 first quarters.

      The Company recorded no net income tax benefit or provision during the 1998 first quarter because a tax benefit related to the potential use of operating loss carryforwards was offset by a valuation allowance.

Liquidity and Capital Resources

      On June 12, 1997, under an acceleration of the terms of the Stock Purchase Agreement, the Company sold to an investment group comprised of the Purchasers 800,000 shares of Class A Preferred Stock. These shares were immediately converted from Class A Preferred Stock to an equivalent number of shares of Class B Preferred Stock. This issuance of the preferred stock amounts to an aggregate investment of $40 million.

      The Company continues to be highly leveraged. Cash interest payments totaled approximately $11 million for the 1998 first quarter and will be approximately $113 million for the fiscal year ending March 28, 1998 ("Fiscal 1998"). Capital expenditures, including capitalized leases other than real estate leases, totaled approximately $22 million for the 1998 first quarter and are expected to total between $33 and $38 million for the full year. Fiscal 1998 capital expenditures will principally be dedicated to new and replacement stores, remodels, store systems, and equipment capital. During the 1998 first quarter, the Company opened two replacement stores, and completed one enlargement and four M.A.S.T.E.R.S. ("Maximize All Space, Totally Expand the Right Stuff") renovations.

      Resources used to finance significant expenditures for the 1998 first quarter and 1997 first quarter are as follows (in millions):

                                                            16 Weeks Ended
                                                           -----------------
                                                           July 19,  July 20,
                                                            1997      1996
                                                           -------   -------
Resources used for:
  Capital expenditures                                     $  21.6   $  14.5
  Debt and capital lease repayments                           10.9       2.9
  Operating activities, including cash and
    temporary investments                                      7.5        --
                                                           -------   -------
                                                           $  40.0   $  17.4
                                                           =======   =======
Financed by:
  Operating activities, including cash and temporary
    investments                                            $    --   $  11.0
  Net proceeds from sale of preferred stock                   40.0        --
  Net proceeds from long-term debt                              --       6.0
  Property disposals                                            --       0.4
                                                           -------   -------
                                                           $  40.0   $  17.4
                                                           =======   =======

      The Company plans to finance its working capital, interest expense and capital expenditure requirements from proceeds received from the sale of convertible preferred stock, operations, its Amended and Restated Credit Agreement (the "Bank Facility") and, to a limited extent, equipment leases or purchase money mortgages. The Company's ability to fund the payment of interest and other obligations when due is dependent principally on cash generated from its operations, net of cash capital expenditures. The Company's ability to complete its capital expenditure program is dependent on its operating performance. There are no significant scheduled debt principal repayments prior to June 2000.

      During the 1998 first quarter, funds for capital expenditures, debt and capital lease repayments, and operating activities were principally obtained from the sale of preferred stock. During the 1997 first quarter, funds for capital expenditures and debt and capital lease repayments were principally obtained from operations and borrowings under the revolving credit facility.

      As of July 19, 1997, the Company had $28 million of borrowings and approximately $44 million of letters of credit outstanding under its $100 million revolving credit facility.

      As of the end of the 1998 first quarter, the Company was in technical default of certain covenants of its Bank Facility; however, effective July 25, 31, and August 7, 14, 21, and 28, 1997, a group of lenders and the Company executed limited waivers for purposes of providing the Company with limited liquidity to operate, without remedying any default.

      The Company remains constrained for cash, with the $40 million investment in June 1997 having been used to fund operating losses, capital expenditures, and the repayment of debt and capital leases.

      Effective August 29, 1997, the Company concluded an amendment to the Bank Facility to eliminate the existing technical default and to relax covenants that relate to the Company's performance in the future, thereby providing the Company access to the Revolving Credit Facility without the use of a waiver. The amendment will also provide for a new term loan facility of approximately $78 million, part of the proceeds of which will be used to make the $36 million interest payment due on September 2, 1997 on the Company's l2% Senior Notes. The amount available under the Revolving Credit Facility shall be reduced to approximately $67 million. The additional funds made available to the Company through the amendment and the restatement of the Company's existing Bank Facility raise the Company's total secured credit facility to a total of $250 million. Improvement in the Company's liquidity is dependent on the Company's operating performance.

      With the exception of historical information, the matters discussed herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the competitive environment in which the Company operates, and the general economic conditions in the geographic areas in which the Company operates. For additional information about the Company and its operating and financial condition, please see the Company's most recent Form 10-K for the year ended March 29, 1997, as filed with the SEC.

PART II - OTHER INFORMATION

Item 5. Other Information.

      On July 25, 1997, the Company filed a Proxy with the SEC relating to an annual meeting of stockholders, containing the information required by Part III of Form 10-K for its fiscal year ended March 29, 1997. The annual meeting was originally scheduled to be held on September 25, 1997, but has been postponed. Three directors of the Company, David Y. Ying, Daniel E. Josephs, and William G. Kagler, have resigned. The Proxy that was filed with the Securities and Exchange Commission is being revised to reflect these events. The Proxy was never mailed to stockholders.

      The Company has been advised by the NASDAQ National Market that it does not meet certain requirements for continued listing thereon. A hearing on the Company's continued listing has been scheduled for September 4, 1997.

Item 6. Exhibits and Report on Form 8-K.

(a)   Exhibits

      Exhibit Number

            10.1 Employment Agreement between The Grand Union Company and J. Wayne Harris dated August 1, 1997.

            27.1  Financial Data Schedule.


(b) Report on Form 8-K dated June 12, 1997 as filed with the Commission on June 17, 1997.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               THE GRAND UNION COMPANY
                                    (Registrant)


Date August 29, 1997           /s/ Jeffrey P. Freimark
                               -----------------------
                                   Jeffrey P. Freimark
                                   Executive Vice President-Chief Financial and
                                   Administrative Officer