Form 10-Q
period 1997-10-11
GRAND UNION CO /DE/
filed 1997-11-25
CIK 316236

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended October 11, 1997


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


                                  973-890-6000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes _X_.     No ___ .

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes _X_.     No ___ .


     As of November 25, 1997, there were issued and outstanding 10,000,000 shares, par value $0.01 per share, of the Registrant's common stock.

                             THE GRAND UNION COMPANY
                                      INDEX

PART I - FINANCIAL INFORMATION (Unaudited)
Item 1.  Financial Statements.
                                                                        Page No.


Consolidated  Statements  of  Operations - 12 weeks ended
 October 11, 1997 and  October 12, 1996 and  28 weeks ended
 October 11, 1997 and October 12, 1996                                        3

Consolidated Balance Sheets -  October 11, 1997 and March 29, 1997            4


Consolidated Statements of Cash Flows - 28 weeks ended                        5
  October 11, 1997 and October 12, 1996


Notes to Consolidated Financial Statements                                    6


Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations.                                            9


PART II - OTHER INFORMATION

Item 5.  Other Information                                                   11


Item 6.  Exhibits and Report on Form 8-K                                     11


All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                    12 WEEKS ENDED                 28 WEEKS ENDED
                                              --------------------------    --------------------------
                                              October 11,    October 12,    October 11,    October 12,
                                                 1997            1996           1997          1996
                                              -----------    -----------    -----------    -----------
Sales                                         $   518,910    $   533,412    $ 1,226,893    $ 1,260,235

Cost of sales                                    (370,246)      (371,254)      (888,760)      (876,178)
                                              -----------    -----------    -----------    -----------

Gross profit                                      148,664        162,158        338,133        384,057

Operating and administrative expenses            (135,193)      (131,809)      (315,015)      (312,687)

Depreciation and amortization                     (20,309)       (19,732)       (44,776)       (45,145)

Amortization of excess reorganization value       (24,076)       (23,678)       (56,178)       (55,250)

Interest expense, net                             (26,012)       (24,574)       (58,332)       (56,861)
                                              -----------    -----------    -----------    -----------

Loss before income taxes                          (56,926)       (37,635)      (136,168)       (85,886)

Income tax benefit                                   --            6,982           --           11,421
                                              -----------    -----------    -----------    -----------

Net (loss)                                        (56,926)       (30,653)      (136,168)       (74,465)

Accrued dividends on preferred stock               (2,074)          (243)        (4,131)          (243)
                                              -----------    -----------    -----------    -----------

Net (loss) applicable to common stock         $   (59,000)   $   (30,896)   $  (140,299)   $   (74,708)
                                              ===========    ===========    ===========    ===========

Net (loss) per common share                   $     (5.90)   $     (3.09)   $    (14.03)   $     (7.47)
                                              ===========    ===========    ===========    ===========


    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                         October 11,             March 29,
                                                                            1997                    1997
                                                                         -----------             -----------
ASSETS
Current assets:
 Cash                                                                    $    29,688             $    34,119
 Receivables                                                                     293                  17,975
 Inventories                                                                 129,848                 131,409
 Other current assets                                                         12,766                  14,326
                                                                         -----------             -----------
   Total current assets                                                      172,595                 197,829
Property, net                                                                418,814                 411,911
Excess reorganization value, net                                             278,887                 335,065
Deferred tax asset                                                            51,393                  51,393
Beneficial leases, net                                                        45,854                  52,266
Other assets                                                                  20,292                  12,375
                                                                         -----------             -----------
                                                                         $   987,835             $ 1,060,839
                                                                         ===========             ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Current maturities of long-term debt                                          --                        46
  Current portion of obligations under capital leases                          7,495                   8,045
  Accounts payable and accrued liabilities                                   139,134                 164,549
                                                                         -----------             -----------
     Total current liabilities                                               146,629                 172,640
Long-term debt                                                               786,843                 740,207
Obligations under capital leases                                             147,950                 140,058
Other noncurrent liabilities                                                  90,791                  96,144
                                                                         -----------             -----------
     Total liabilities                                                   $ 1,172,213             $ 1,149,049
                                                                         -----------             -----------

Redeemable  Class A  Preferred  Stock, $1.00 par
    value, 3,500,000 shares authorized, 1,300,566 shares
    issued  and  outstanding, liquidation preference $67,994
    and $65,000, respectively                                                 67,994                  65,000
                                                                         -----------             -----------

Redeemable  Class B Preferred  Stock, $1.00 par
     value, 1,400,000  shares authorized, 800,000 shares
     issued and outstanding, liquidation preference $41,137                   41,137                    --
                                                                         -----------             -----------
Stockholders' (deficit):
   Common stock, $.01 par value; 60,000,000 shares
     authorized, 10,000,000 shares issued and outstanding                        100                     100
   Preferred stock, $1.00 par value; 10,000,000 shares
     authorized, less amount authorized as Class A and Class
     B preferred stock, no shares issued and outstanding                        --                      --

   Capital in excess of par value                                            135,769                 139,900
   Accumulated deficit                                                      (429,378)               (293,210)
                                                                         -----------             -----------
     Total stockholders' (deficit)                                          (293,509)               (153,210)
                                                                         -----------             ===========
                                                                         $   987,835             $ 1,060,839
                                                                         ===========             ===========


    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                            28 Weeks Ended
                                                        ------------------------
                                                        October 11,  October 12,
                                                           1997          1996
                                                        ----------   -----------
OPERATING ACTIVITIES:
 Net (loss)                                              $(136,168)   $ (74,465)
 Adjustments to reconcile net (loss) to
   net cash (used for) operating
   activities before reorganization items paid:
    Depreciation and amortization                          100,954      100,395
    Deferred taxes                                            --        (11,421)
    Noncash interest                                           158         (102)
 Net changes in assets and liabilities:
   Receivables                                              17,682       (5,107)
   Inventories                                               1,561       (4,566)
   Other current assets                                      1,560          158
   Accounts payable and accrued liabilities                (23,702)     (17,525)
   Other                                                    (6,953)      (2,183)
                                                         ---------    ---------
 Net cash (used for) operating
   activities before reorganization items paid             (44,908)     (14,816)
 Reorganization items paid                                  (3,431)      (3,720)
                                                         ---------    ---------
 Net cash (used for) operating activities                  (48,339)     (18,536)
                                                         ---------    ---------
INVESTMENT ACTIVITIES:
  Capital expenditures                                     (28,712)     (18,226)
  Disposals of property                                         60        7,901
                                                         ---------    ---------
 Net cash (used for) investment activities                 (28,652)     (10,325)
                                                         ---------    ---------
FINANCING ACTIVITIES:
  Net proceeds from sale of preferred stock                 40,000       28,000
  Proceeds from long-term debt                              77,978        6,000
  Loan placement fees                                       (9,446)        --
  Obligations under capital leases discharged               (4,926)      (6,600)
  Repayment of long-term debt                              (31,046)      (6,425)
                                                         ---------    ---------
 Net cash provided by financing activities                  72,560       20,975
                                                         ---------    ---------
(Decrease) in cash and temporary investments                (4,431)      (7,886)
Cash and temporary investments at beginning of year         34,119       39,425
                                                         ---------    ---------
Cash                                                     $  29,688    $  31,539
                                                         =========    =========
Supplemental disclosure of cash flow information:
  Interest payments                                      $  55,644    $  55,034
  Capital lease obligations incurred                        12,268       15,999
  Accrued dividends                                          4,131          243



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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the 52 weeks ended March 29, 1997, and the Company's Quarterly Report on Form 10-Q for the 16 weeks ended July 19, 1997. Operating results for the periods presented are not necessarily indicative of results for the full fiscal year.

     Certain items reported on the Consolidated Statements of Cash Flows have been reclassified from last year's presentation for comparative purposes.

NOTE 2 - Preferred Stock Issuances

     In a series of related transactions commencing on July 30, 1996, Trefoil Capital Purchasers II, L. P., a Delaware limited partnership, and GE Investment Private Placement Partners II, A Limited Partnership, a Delaware limited partnership (collectively, the "Purchasers"), acquired beneficial ownership of an aggregate of approximately 70.77% of the Company's outstanding voting stock. On July 30, 1996, the Company entered into a definitive agreement (the "Stock Purchase Agreement") to sell $100 million of Preferred Stock A to the Purchasers. Each share of the Preferred Stock A was to be convertible at the option of the holder, at any time, into 6.8966 shares of Common Stock. Pursuant to the Stock Purchase Agreement, the Purchasers agreed to purchase, and the Company agreed to sell, an aggregate of 2,000,000 shares of Preferred Stock A at a purchase price of $50 per share (the "Stated Value") in stages through February 25, 1998. On September 17, 1996, the first stage of the transaction was closed, and the Purchasers acquired 800,000 shares of Preferred Stock A for an aggregate purchase price of $40 million.

     At a subsequent closing held on February 25, 1997, the Purchasers purchased an additional 400,000 shares of Preferred Stock A for an aggregate purchase price of $20 million. Additional subsequent closings were scheduled for August 25, 1997 and February 25, 1998 (the "Subsequent Closings"). At the Subsequent Closings, the Purchasers would have been required to purchase an additional 800,000 shares of Preferred Stock A for an aggregate purchase price of $40 million.

     Pursuant to an Acceleration and Exchange Agreement (the "Acceleration Agreement"), dated June 12, 1997, among the Company and the Purchasers, the Company and the Purchasers agreed to accelerate the sale and purchase of the 800,000 shares of Preferred Stock A to have occurred at the Subsequent Closings (the "Accelerated Shares") to June 12, 1997 (the "Accelerated Closing") and to exchange the Accelerated Shares for 800,000 shares of Preferred Stock B (the "Exchange"). At the Accelerated Closing, the Company received the $40 million purchase price for the sale of the Accelerated Shares. Immediately following the Accelerated Closing, the Purchasers completed the Exchange pursuant to which they received an aggregate of 800,000 shares of the Preferred Stock B, in consideration for their surrender of the Accelerated Shares. Each share of Preferred Stock B is convertible at the option of the holder, at any time, into
20.8333 shares of Common Stock. This conversion ratio is to be reset to a conversion ratio based upon a 20% premium to the average trading price of Common Stock during a twenty-day period following the earlier of: (i) three days after the release of the January 3, 1998 quarterly results, or (ii) February 20, 1998. The Purchasers obtained the necessary funds to purchase the Preferred Stock from capital contributions from their respective partners.

     On March 20, 1997, the Company consummated the sale to The Roger Stangeland Family Limited Partnership (the "Stangeland Partnership") of 60,000 shares of Preferred Stock A at a purchase price of $50.00 per share (the "Stangeland Shares"), pursuant to the terms of a Stock Purchase Agreement, dated February 25, 1997, as amended by Amendment No. 1 thereto dated as of March 20, 1997 (as so amended, the "Stangeland Stock Purchase Agreement"), between the Company and Mr. Stangeland. Pursuant to a Stockholder Agreement dated February 25, 1997 (the "Stangeland Stockholder Agreement"), among the Purchasers, Mr. Stangeland and the Company, Mr. Stangeland has granted the Purchasers certain take-along rights, the Purchasers have granted Mr. Stangeland certain tag-along rights, and the Purchasers and the Company have granted Mr. Stangeland certain registration rights related to the Stangeland Shares and any shares of Preferred Stock A, and Common Stock, if any, paid as dividends with respect to the Preferred Stock A (collectively, "Securities"). Pursuant to an Addendum, dated as of March 20, 1997, to the Stangeland Stockholder Agreement, the Stangeland Partnership has succeeded to all of the rights, and has assumed all of the obligations, of Mr.

Stangeland pursuant to the Stangeland Stockholder Agreement. The Purchasers disclaim any and all ownership of the Stangeland Shares or any additional Securities acquired by the Partnership in respect of the Stangeland Shares.

     At October 11, 1997, there were a total of 1,300,566 outstanding shares of Preferred Stock A, which were convertible into an aggregate of 8,969,483 shares of Common Stock, and a total of 800,000 outstanding shares of Preferred Stock B, which were convertible into an aggregate of 16,666,640 shares of Common Stock. Together, the aggregate shares of Preferred Stock A and Preferred Stock B account for approximately 71.94% of the Company's outstanding voting stock.

        The Class A Preferred Stock and Class B Preferred Stock have been classified as redeemable Class A Preferred Stock and Class B Preferred Stock in the accompanying Consolidated Balance Sheets. On March 31, 1997, the Company paid dividends on the Class A Preferred Stock through the issuance of 20,866 shares of Class A Preferred Stock, with an aggregate Stated Value of $1,043,300. The Company elected to suspend the declaration of the dividends payable June 30, 1997 and September 30, 1997. The dividends on the Class A Preferred Stock and the Class B Preferred Stock and the accrued and unpaid dividends through October 11, 1997 have been accounted for by a charge against Capital in Excess of Par Value and a corresponding increase in the carrying amounts of the Class A
Preferred Stock and Class B Preferred Stock. The Class A and Class B Preferred Stock have a Liquidation Preference over the Common Stock equal to the Stated Value of the outstanding shares of the Preferred Stock plus all accrued, unpaid dividends.

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

NOTE 4 - Stock Option Grants

     On August 1, 1997, the Board of Directors elected J. Wayne Harris Chairman of the Board and Chief Executive Office of the Company. In connection with such appointment, the Company granted Mr. Harris options to purchase up to 1,250,000 shares of the Company's Common Stock, pursuant to the 1995 Equity Incentive Plan, subject to stockholder approval. The exercise price for the options ranges from $1.375 to $4.375 per share. The options expire on July 31, 2007, although their expiration may be accelerated by certain events.

     The Board of Directors, pursuant to the 1995 Equity Incentive Plan, authorized a stock option grant of 1,800,000 shares of common stock to certain associates of the Company, including store managers, management personnel and other bi-weekly, exempt associates. On October 1, 1997, eligible associates were granted options at an exercise price of $1.84375 and the options will expire on September 30, 2007, although their expiration may be accelerated by certain events.

     On October 3, 1997, the Board of Directors elected Gary M. Philbin President and Chief Merchandising Officer of the Company. In connection with such appointment, the Company granted Mr. Philbin options to purchase up to 450,000 shares of the Company's Common Stock, pursuant to the 1995 Equity Incentive Plan, subject to stockholder approval. The exercise price for the options ranges from $2.125 to $4.315 per share. The options expire on October 2, 2007, although their expiration may be accelerated by certain events.

NOTE 5 - Amendment to Bank Facility

     Effective August 29, 1997, the Company executed an amended and restated Bank Facility (as amended and restated, the "Bank Facility") to eliminate existing technical defaults and relax covenants relating to the Company's performance in the future, thereby providing the Company access to the Revolving Credit Facility. The Bank Facility also provides for a new term loan facility of approximately $78 million. The amount available to the Company under the Revolving Credit Facility was reduced to approximately $68 million. The additional funds made available to the Company through the Bank Facility raise the Company's total secured credit facility to $250 million. For additional information regarding the Bank Facility, please see the Company's Report on Form 8-K filed on September 4, 1997.

NOTE 6 - Related Party Transactions

     Mr. Geoffrey T. Moore, a director, is a managing director and executive officer of Shamrock Capital Advisors, Inc. ("SCA"). Pursuant to a three-year management services agreement (the "Services Agreement") dated July 30, 1996, between the Company and SCA, SCA shall consult with and provide advice to the officers and management of the Company concerning matters relating to the Company's financial policies, development and implementation of business plans and general business affairs. The Services Agreement expires by its terms in September 1999. SCA's compensation for such management and consulting services under the Services Agreement was $300,000 in the fiscal year ending in 1997 and will be $400,000 for the fiscal year ending in 1998. The Company also reimburses SCA for its reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services under the Services Agreement. The Company has agreed to indemnify SCA against all claims, liabilities, expenses, losses or damages (or actions in respect thereof) related to or arising out of actions taken (or omitted to be taken) by SCA pursuant to the terms of the Services Agreement; provided that such liabilities did not result primarily from actions taken, or omitted to be taken, by SCA in bad faith or due to SCA's gross negligence.

NOTE 7 - Common Stock Traded on Nasdaq SmallCap Market

     On September 19, 1997, the Nasdaq Listing Qualifications Panel determined that the Company's Common Stock no longer qualified for trading on the Nasdaq National Market and would be transferred to the Nasdaq SmallCap Market. The transfer to the SmallCap Market was completed as of the close of business on October 21, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

     The following table sets forth certain statements of operations and other data (all dollars in millions).

                                                                   12 Weeks Ended                   28 Weeks Ended
                                                            ----------------------------     -----------------------------
                                                            October 11,      October 12,     October 11,       October 12,
                                                                1997           1996              1997             1996
                                                            -----------     -----------      -----------       -----------
Sales                                                          $518.9          $533.4          $1,226.9          $1,260.2
Gross profit                                                    148.7           162.2             338.1             384.1
Operating and administrative expenses                          (135.2)         (131.8)           (315.0)           (312.7)
Depreciation and amortization                                   (20.3)          (19.7)            (44.8)            (45.1)
Amortization of excess reorganization value                     (24.1)          (23.7)            (56.2)            (55.3)
Interest expense, net                                           (26.0)          (24.6)            (58.3)            (56.9)
Income tax benefit                                                 --             7.0                --              11.4
Net (loss)                                                      (56.9)          (30.7)           (136.2)            (74.5)

Sales percentage increase (decrease)                             (2.7%)           1.9%             (2.6%)             1.3%
Same store sales percentage increase (decrease)                  (1.6%)           2.0%             (1.7%)             1.4%
Gross profit as a percentage of sales                            28.7            30.4              27.6              30.5
Operating and administrative
  expenses as a percentage of sales                              26.1            24.7              25.7              24.8

     Sales for the 12 (the "second quarter") and 28 (the "year to date") weeks ended October 11, 1997, decreased $14.5 million, or 2.7%, and $33.3 million, or 2.6%, respectively, as compared to the 12 and 28 weeks ended October 12, 1996. Comparable store sales, including replacement stores, decreased 1.6% and 1.7% during the second quarter and year to date, respectively, compared to the prior year. The Company opened one new and two replacement stores and closed seven stores (one due to fire) during the 28 weeks ended October 11, 1997. Same store sales decreased for the second quarter and year to date resulting primarily from continued competitive activity within the Company's operating area offset by new marketing strategies. The Company opened one new and one replacement store and closed three stores during the 28 weeks ended October 12, 1996.

     Gross profit, as a percentage of sales, decreased to 28.7% in the second quarter compared to the prior year mainly due to a reduction in promotional income. Gross profit, as a percentage of sales, decreased to 27.6% for the 28 weeks ended October 11, 1997, compared to the prior year.

     Operating and administrative expenses, as a percentage of sales, increased to 26.1% for the second quarter, which resulted primarily from the Company's occupancy costs being affected by new stores in the current quarter. Operating and administrative expenses, as a percentage of sales, increased to 25.7% for the 28 weeks ended October 11, 1997, compared to the prior year.

     Depreciation and amortization increased to $20.3 million for the second quarter and decreased to $44.8 million for the year to date. The increase for the quarter is due primarily to the asset values in the newly opened and replacement stores.

     Interest expense increased to $26.0 million and $58.3 million for the second quarter and year to date periods, respectively. The second quarter increase is principally a result of additional interest expense from the Bank Facility as amended and restated on August 29, 1997.

     The Company recorded no net income tax benefit or provision during the 1998 second quarter and year to date periods. A tax benefit related to the potential use of operating loss carryforwards was offset by a valuation allowance.

     The Company has made progress in stabilizing its financial, merchandising and operational performance. Overall margins and advertising/promotional allowance income funds have returned to more normalized levels and excessive inventory has been reduced. Also, sales in the latter part of the quarter ended October 11, 1997, showed improvement in the Company's Southern Division.

Liquidity and Capital Resources

     The Company continues to be highly leveraged. Cash interest payments totaled approximately $56 million for the 28 weeks ended October 11, 1997, and will be approximately $113 million for the fiscal year ending March 28, 1998 ("Fiscal 1998"). Capital expenditures totaled approximately $29 million for the 28 weeks ended October 11, 1997, and are expected to total between $35 and $38 million for Fiscal 1998.

     The Company plans to finance its working capital, debt and capital lease repayments, and capital expenditure requirements from proceeds received from the sale of convertible preferred stock, operations, its Bank Facility dated August 29, 1997, and, to a limited extent, equipment leases or purchase money mortgages. The Company's ability to fund the payment of interest, capital expenditures, and other obligations when due is dependent principally on cash generated from its operations, net of cash capital expenditures. The Company's ability to complete its capital expenditure program is dependent on operating performance. There are no significant debt principal repayments scheduled prior to June 2000.

     The Bank Facility provides the Company with a revolving line of credit of approximately $68 million. Of that amount, $44 million is extended on letters of credit and $5 million has been drawn at the end of the quarter. The additional funds made available to the Company through the Bank Facility raise the Company's total secured credit facility to a total of $250 million. The majority of interest payments due during the balance of Fiscal Year 1998 are payable on March 2, 1998. Approximately $36 million will be due on the Company's 12% Senior Notes and approximately $6 million will be due on the Bank Facility.

Impact of New Accounting Standards

     In February 1997, the FASB issued FAS No. 128, "Earnings Per Share", which is effective for interim and year end periods ending after December 15, 1997. This Statement requires entities to present, on the face of the income statement for all periods presented, basic and diluted per share amounts for income from continuing operations and for net income. Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of shares outstanding. Fully diluted EPS has been renamed diluted EPS with a few changes in the computation methodology. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the reporting period. The computation excludes security conversions that have an anti-dilutive effect on EPS. FAS No. 128 currently has no impact upon the Company's reported per share results as all common stock equivalents are anti-dilutive.

     With the exception of historical information, some matters discussed herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the competitive environment in which the Company operates, and the general economic conditions in the geographic areas in which the Company operates. For additional information about the Company and its operating and financial condition, please see the Company's most recent Form 10-K for the year ended March 29, 1997, as filed with the SEC.

PART II - OTHER INFORMATION

Item 5. Other Information

     On July 28, 1997, the Company filed a Proxy Statement with the Securities and Exchange Commission ("SEC") relating to an annual meeting of stockholders for its fiscal year ended March 29, 1997. The Proxy Statement was not mailed to stockholders and the annual meeting originally scheduled to be held on September 25, 1997, was re-scheduled for November 20, 1997. An amended Proxy Statement was filed with the SEC on October 31, 1997, and mailed to stockholders on November 3, 1997.

     During the quarter,  three directors of the Company,  David Y. Ying, Daniel
E. Josephs and William G. Kagler, resigned. On August 1, 1997, Mr. Harris was named Chairman of the Board and Mr. Stangeland, the former Chairman, was named Chairman Emeritus. Additionally, on October 30, 1997, the Board elected four new Directors. They are: 1) Mr. Philbin, who was earlier named President and Chief Merchandising Officer of the Company on October 3, 1997; 2) Jordan H. Krimstein, retired Executive Vice President and Executive Creative Director of Campbell, Mithun Esty, Inc., a large advertising agency headquartered in Minneapolis, Minnesota; 3) Mark H. Manski, President and Founder of the RoundHill Group, Ltd., a strategic, operational, management and financial advisory firm located in Norwalk, Connecticut, and; 4) Martha A. Pritchard, a Principal with Bick Capital Advisors, Inc., a financial advisory firm located in Chapel Hill, North Carolina.

     Also during the quarter, the Board of Directors announced the commencement, on November 1, 1997, subject to shareholder approval, of the Associate Stock Purchase Plan (the "ASPP"). The ASPP provides associates of the Company with the opportunity to purchase the Company's Common Stock at a 15% discount through the convenience of payroll deductions. One million shares of Common Stock have been allocated to the ASPP.

Item 6.  Exhibits and Report on Form 8-K.

(a)  Exhibits

     Exhibit Number

          27.1 Financial Data Schedule


(b) Report on Form 8-K dated August 29, 1997 as filed with the SEC on September 4, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     THE GRAND UNION COMPANY
                                           (Registrant)

                                     /s/ Jeffrey P. Freimark
                                     ------------------------------------------
                                     Jeffrey P. Freimark,
                                     Executive Vice President,
                                     Chief Financial and Administrative Officer

Date:  November 25, 1997