Form 10-Q
period 1998-01-03
GRAND UNION CO /DE/
filed 1998-02-17
CIK 316236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 1998

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-26602


                             THE GRAND UNION COMPANY
             (Exact name of registrant as specified in its charter)


                 Delaware                                        22 - 1518276
(State or other jurisdiction of incorporation                 (I.R.S. Employer
             or organization)                                Identification No.)


201 Willowbrook Boulevard, Wayne, New Jersey                    07470 - 0966
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

                                Yes _X_.  No ___.


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes _X_.  No ___.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 17, 1998, there were issued and outstanding 10,182,371 shares, par value $0.01 per share, of the Registrant's common stock.

                             THE GRAND UNION COMPANY
                                      INDEX

PART I - FINANCIAL INFORMATION (Unaudited)
Item 1.  Financial Statements.

                                                                                                               Page No.
Consolidated  Statements  of  Operations - 12 weeks ended  January 3, 1998 and
     January 4, 1997 and 40 weeks ended January 3, 1998 and January 4, 1997. .................................    3

Consolidated Balance Sheets -  January 3, 1998 and March 29, 1997 ............................................    4


Consolidated Statements of Cash Flows - 40 weeks ended January 3, 1998 and
      January 4, 1997 ........................................................................................    5


Notes to Consolidated Financial Statements ...................................................................    6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations. ..................................................................................................    9



PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders .................................................   11


Item 5.  Other Information ...................................................................................   12


Item 6.  Exhibits and Reports on Form 8-K. ...................................................................   13


All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                     12 WEEKS ENDED               40 WEEKS ENDED
                                              --------------------------    --------------------------
                                               January 3,     January 4,     January 3,     January 4,
                                                 1998           1997           1998            1997
                                              -----------    -----------    -----------    -----------
Sales                                         $   534,320    $   537,151    $ 1,761,214    $ 1,797,386

Cost of sales                                    (378,115)      (372,816)    (1,269,566)    (1,248,994)
                                              -----------    -----------    -----------    -----------

Gross profit                                      156,205        164,335        491,648        548,392

Operating and administrative expenses            (130,044)      (138,373)      (442,369)      (451,060)

Depreciation and amortization                     (16,593)       (16,257)       (61,369)       (61,402)

Amortization of excess reorganization value       (24,077)       (23,678)       (80,255)       (78,928)

Unusual items                                      (3,665)            --         (3,665)            --

Interest expense, net                             (27,654)       (24,391)       (85,986)       (81,252)
                                              -----------    -----------    -----------    -----------

(Loss) before income taxes                        (45,828)       (38,364)      (181,996)      (124,250)

Income tax benefit                                     --          6,687             --         18,108
                                              -----------    -----------    -----------    -----------
Net (loss)                                        (45,828)       (31,677)      (181,996)      (106,142)

Accrued dividends on preferred stock               (2,096)          (788)        (6,226)        (1,031)
                                              -----------    -----------    -----------    -----------

Net (loss) applicable to common stock         $   (47,924)   $   (32,465)   $  (188,222)   $  (107,173)
                                              ===========    ===========    ===========    ===========

Basic and diluted net (loss) per share        $     (4.79)   $     (3.25)   $    (18.82)   $    (10.72)
                                              ===========    ===========    ===========    ===========

    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except par value data)
                                   (unaudited)

                                                                     January 3,     March 29,
                                                                       1998           1997
                                                                    -----------    -----------
ASSETS
Current assets:
     Cash                                                           $    38,084    $    34,119
     Receivables                                                         26,845         28,966
     Inventories                                                        134,597        131,409
     Other current assets                                                15,585         14,326
                                                                    -----------    -----------
          Total current assets                                          215,111        208,820
Property, net                                                           416,324        411,911
Excess reorganization value, net                                        254,810        335,065
Deferred tax asset                                                       51,393         51,393
Beneficial leases, net                                                   43,112         52,266
Other assets                                                             21,417         12,375
                                                                    -----------    -----------
                                                                    $ 1,002,167    $ 1,071,830
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
     Current maturities of long-term debt                           $        --    $        46
     Current portion of obligations under capital leases                  7,434          8,045
     Accounts payable and accrued liabilities                           180,781        175,540
                                                                    -----------    -----------
          Total current liabilities                                     188,215        183,631
Long-term debt                                                          796,697        740,207
Obligations under capital leases                                        154,637        140,058
Other noncurrent liabilities                                             92,824         96,144
                                                                    -----------    -----------
          Total liabilities                                           1,232,373      1,160,040
                                                                    -----------    -----------

Redeemable Class A Preferred Stock, $1.00 par
     value, 3,500,000 shares authorized,  1,300,566 shares
     issued and outstanding, liquidation preference $69,311
     and $65,000, respectively                                           69,311         65,000
                                                                    -----------    -----------

Redeemable Class B Preferred Stock, $1.00 par
     value, 1,400,000 shares authorized, 800,000 shares
  issued and outstanding, liquidation preference $41,915                 41,915             --
                                                                    -----------    -----------

Stockholders' (deficit):
     Common stock, $.01 par value; 60,000,000 shares                        100            100
          authorized, 10,000,000 shares issued and outstanding
     Preferred stock, $1.00 par value;  10,000,000 shares
          authorized, less amount authorized as Class A and Class
          B preferred stock, no shares issued and outstanding
     Capital in excess of par value                                     133,674        139,900
     Accumulated (deficit)                                             (475,206)      (293,210)
                                                                    -----------    -----------
          Total stockholders' (deficit)                                (341,432)      (153,210)
                                                                    -----------    -----------
                                                                    $ 1,002,167    $ 1,071,830
                                                                    ===========    ===========


    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                             40 WEEKS ENDED
                                                         ----------------------
                                                         January 3,   January 4,
                                                            1998         1997
                                                         ---------    ---------
OPERATING ACTIVITIES:
Net (loss)                                               $(181,996)   $(106,142)
Adjustments to reconcile net (loss) to
     net cash (used for) operating
     activities before reorganization items paid:
          Depreciation and amortization                    141,624      140,330
          Deferred taxes                                        --      (18,108)
          Noncash interest                                     531         (145)
Net changes in assets and liabilities:
     Receivables                                            (8,870)     (12,241)
     Inventories                                            (3,188)      (5,598)
     Other current assets                                   (1,259)        (279)
     Accounts payable and accrued liabilities               17,634       10,357
     Other                                                  (7,550)      (4,399)
                                                         ---------    ---------
Net cash (used for) operating
     activities before reorganization items paid           (43,074)       3,775
     Reorganization items paid                              (3,681)      (4,492)
                                                         ---------    ---------
Net cash (used for) operating activities                   (46,755)        (717)
                                                         ---------    ---------
INVESTMENT ACTIVITIES:
     Capital expenditures                                  (35,465)     (31,430)
     Disposals of property                                   5,863        7,942
                                                         ---------    ---------
Net cash (used for) investment activities                  (29,602)     (23,488)
                                                         ---------    ---------
FINANCING ACTIVITIES:
     Net proceeds from sale of preferred stock              4O,000       28,O00
     Net proceeds from long-term debt                       77,978        9,000
     Loan placement fees                                    (9,744)          --
     Obligations under capital leases discharged            (6,866)      (8,434)
     Net repayment of long-term debt                       (21,046)      (7,695)
                                                         ---------    ---------
     Net cash provided by financing activities              80,322       20,871
                                                         ---------    ---------
Net increase (decrease) in cash                              3,965       (3,334)
Cash at beginning of year                                   34,119       39,425
                                                         ---------    ---------
Cash at end of period                                    $  38,084    $  36,091
                                                         =========    =========

Supplemental disclosure of cash flow information:
     Interest payments                                   $  64,245    $  62,705
     Capital lease obligations incurred                     20,835       16,758
     Accrued dividends                                       6,226        1,031
     Decrease in common stock par value                         --        9,900



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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the 52 weeks ended March 29, 1997, and the Company's Quarterly Reports on Form 10-Q for the 16 weeks ended July 19, 1997, and 28 weeks ended October 11, 1997. Operating results for the periods presented are not necessarily indicative of results for the full fiscal year.

     Certain reclassifications have been made to the prior year amounts to conform to the current period presentation.


NOTE 2 - Preferred Stock Issuances

     Pursuant to a series of related transactions commencing on July 30, 1996, Trefoil Capital Purchasers II, L. P., a Delaware limited partnership, and GE Investment Private Placement Partners II, A Limited Partnership, a Delaware limited partnership (collectively, the "Purchasers"), currently maintains beneficial ownership of an aggregate of approximately 70.41% of the Company's outstanding voting stock as of the date of the filing of this Form 10-Q. On July 30, 1996, the Company entered into a definitive agreement (the "Stock Purchase Agreement") to sell $100 million of Preferred Stock A to the Purchasers. Each share of the Preferred Stock A was to be convertible at the option of the holder, at any time, into 6.8966 shares of Common Stock. Pursuant to the Stock Purchase Agreement, the Purchasers agreed to purchase, and the Company agreed to sell, an aggregate of 2,000,000 shares of Preferred Stock A at a purchase price of $50 per share (the "Stated Value") in stages through February 25, 1998. On September 17, 1996, the first stage of the transaction was closed, and the Purchasers acquired 800,000 shares of Preferred Stock A for an aggregate purchase price of $40 million.

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

     Pursuant to an Acceleration and Exchange Agreement (the "Acceleration Agreement"), dated June 12, 1997, between the Company and the Purchasers, the Company and the Purchasers agreed to accelerate the sale and purchase of the 800,000 shares of Preferred Stock A to have occurred at the Subsequent Closings (the "Accelerated Shares") to June 12, 1997 (the "Accelerated Closing") and to exchange the Accelerated Shares for 800,000 shares of Preferred Stock B (the "Exchange"). At the Accelerated Closing, the Company received the $40 million purchase price for the sale of the Accelerated Shares. Immediately following the Accelerated Closing, the Purchasers completed the Exchange pursuant to which they received an aggregate of 800,000 shares of the Preferred Stock B, in consideration for their surrender of the Accelerated Shares. Each share of Preferred Stock B is convertible at the option of the holder, at any time, into
20.8333 shares of Common Stock. This conversion ratio is to be reset to a conversion ratio based upon a 20% premium to the average trading price of Common Stock during the twenty-day period commencing January 30, 1998 and ending with the close of the market on February 27, 1998. The Purchasers obtained the necessary funds to purchase the Preferred Stock from capital contributions from their respective partners.

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

     At January 3, 1998, there were a total of 1,300,566 outstanding shares of Preferred Stock A, which were convertible into an aggregate of 8,969,483 shares of Common Stock, and a total of 800,000 outstanding shares of Preferred Stock B, which were convertible into an aggregate of 16,666,640 shares of Common Stock. As of the date of the filing of this Form 10-Q, the aggregate shares of Preferred Stock A and Preferred Stock B together account for approximately 71.57% of the Company's outstanding voting stock.

     The Class A Preferred Stock and Class B Preferred Stock have been classified as redeemable Class A Preferred Stock and Class B Preferred Stock in the accompanying Consolidated Balance Sheets. On March 31, 1997, the Company paid dividends on the Class A Preferred Stock through the issuance of 20,866 shares of Class A Preferred Stock, with an aggregate Stated Value of $1,043,300. The Company elected to suspend the declaration of the dividends payable June 30, 1997, September 30, 1997 and December 31, 1997. The dividends on the Class A Preferred Stock and the Class B Preferred Stock and the accrued and unpaid dividends through December 31, 1997 have been accounted for by a charge against Capital in Excess of Par Value and a corresponding increase in the carrying amounts of the Class A Preferred Stock and Class B Preferred Stock. The Class A and Class B Preferred Stock have a Liquidation Preference over the Common Stock equal to the Stated Value of the outstanding shares of the Preferred Stock plus all accrued, unpaid dividends.

NOTE 3 - Unusual Items

     The Company recorded a charge to operations in the quarter ended January 3, 1998 of $3,665,000. This charge included a $3,000,000 supplement for a reserve set at fiscal year end 1997 for the reorganization of the Company during fiscal 1998 and additional charges of $665,000 for legal costs to supplement a reserve created as a result of the Company's Chapter 11 filing in calendar year 1995. The above reserves are included in accounts payable and accrued liabilities and other noncurrent liabilities in the accompanying balance sheets.

NOTE 4 - Net Loss Per Share

     The net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share," which is effective for interim and year end periods ending after December 15, 1997. This statement requires that entities present, on the face of the income statement for all periods presented, basic and diluted per share amounts. Basic earnings per share is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted for dilutive potential common shares. There were 10,000,000 weighted average shares outstanding for both basic and diluted earnings per share for all periods presented. All potential common shares were excluded from the computation of the Company's diluted earnings per share because the effect would have been antidilutive.

NOTE 5 - Stock Option Grants

     On November 20, 1997, the Board of Directors, pursuant to the 1995 Equity Incentive Plan, authorized a stock option grant of 100,000 shares of common stock as a supplement to the 1,800,000 share stock option grant of the Board of Directors on October 1, 1997 to certain associates of the Company, including store managers, management personnel and other bi-weekly, exempt associates. On November 20, 1997, eligible associates were granted the 100,000 options at an exercise price of $2.15625 per share and the options will expire on November 19, 2007, although their expiration may be accelerated by certain events.

NOTE 6 - Amendment to Bank Facility

     Effective August 29, 1997, the Company executed an amended and restated Bank Facility (as amended and restated, the "Bank Facility") to eliminate existing technical defaults and relax covenants relating to the Company's performance in the future, thereby providing the Company access to the Revolving Credit Facility. The Bank Facility also provides for a new term loan facility of approximately $78 million. The amount available to the Company under the
Revolving Credit Facility was reduced to approximately $68 million. The additional funds made available to the Company through the Bank Facility raise the Company's total secured credit facility to $250 million. For additional information regarding the Bank Facility, see the Company's Report on Form 8-K filed on September 4, 1997. On October 15, 1997, the Company executed the Eleventh Amendment to the Bank Facility. The Eleventh Amendment, which was made effective retroactively to August 29, 1997, provided that certain interest calculations and dates for those calculations under Section 1.8 (d) of the Bank Facility would be adjusted to reflect the original intent of the August 29, 1997 amendment. Effective January 9, 1998, the Company executed the Twelfth Amendment to the Bank Facility, which provided for the modification of certain real estate security provisions relating to Section 7.11 of the Bank Facility and also granted the Company permission to transact certain property exchanges notwithstanding the provisions of Section 8.1 of the Bank Facility. For more information concerning the Eleventh and Twelfth Amendments to the Bank Facility, see Exhibits 10.1 and 10.2 to this Form 10-Q.

NOTE 7 - Related Party Transactions

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The following table sets forth certain statements of operations and other data (all dollars in millions).

                                                      12 WEEKS ENDED            40 WEEKS ENDED
                                                  ---------------------     ---------------------
                                                  January 3,   January 4,   January 3,   January 4,
                                                    1998         1997         1998         1997
                                                  --------     --------     --------     --------
Sales                                             $  534.3     $  537.2     $1,761.2     $1,797.4
Gross profit                                         156.2        164.3        491.6        548.4
Operating and administrative expenses               (130.0)      (138.4)      (442.4)      (451.1)
Depreciation and amortization                        (16.6)       (16.3)       (61.4)       (61.4)
Amortization of excess reorganization value          (24.1)       (23.7)       (80.3)       (78.9)
Unusual item                                          (3.7)          --         (3.7)          --
Interest expense, net                                (27.7)       (24.4)       (86.0)       (81.3)
Income tax benefit                                      --          6.7           --         18.1
Net (loss)                                           (45.8)       (31.7)      (182.0)      (106.1)

Sales percentage increase (decrease)                  (0.5%)       (1.2%)       (0.2%)        0.5%
Same store sales percentage increase (decrease)        0.8%        (0.8%)       (0.9%)        0.8%
Gross profit as a percentage of sales                 29.2%        30.6%        27.9%        30.5%
Operating and administrative
  expenses as a percentage of sales                   24.3%        25.8%        25.1%        25.1%


     Sales for the 12 (the "third quarter") and 40 (the "year to date") weeks ended January 3, 1998, decreased $2.9 million, or 0.5%, and $36.2 million, or 2.0%, respectively, as compared to the 12 and 40 weeks ended January 4, 1997. Comparable store sales, including replacement stores, increased 0.8% and decreased 0.9% during the third quarter and year to date, respectively, compared to the prior year. The Company opened one new store and closed one existing store during the third quarter ended January 3, 1998. The Company has opened two new stores and two replacement stores and closed eight stores (one due to fire) for the year to date. The increase in same store sales for the third quarter is mainly due to marketing strategies and initiatives instituted by the Company's new management team. Same store sales decreased year to date primarily due to continued competitive activity within the Company's operating area offset by the new marketing strategies and initiatives.

     Gross profit, as a percentage of sales, decreased to 29.2% from 30.6% for the third quarter compared to the prior year due primarily to a reduction in promotional income. On a year to date basis, it decreased to 27.9% from 30.5%, compared to the prior year due to a reduction in promotional income.

     Operating and administrative expenses, as a percentage of sales, decreased to 24.3% from 25.8% for the third quarter compared to the prior year primarily as a result of measures undertaken by the Company to reduce expenses. Operating and administrative expenses, as a percentage of sales, remained constant at 25.1% year to date, compared to the prior year.

     Depreciation and amortization increased to $16.6 million from $16.3 million for the third quarter compared to the prior year due primarily to newly opened and replacement stores. Depreciation and amortization remained constant at $61.4 million year to date, compared to the prior year.

     Interest expense increased to $27.7 million from $24.4 million for the third quarter and to $86.0 million from $81.3 million year to date, compared to the prior year. The third quarter and year to date increase is mainly a result of additional interest expense from the Bank Facility as amended and restated on August 29, 1997.

     The Company recorded no net income tax benefit or provision during the 1998 third quarter and year to date periods. A tax benefit related to the potential use of operating loss carryforwards was offset by a valuation allowance.

Liquidity and Capital Resources

     As announced on January 27, 1998, the Company has retained Salomon Smith Barney as financial advisor to assist the Company in evaluating various financial alternatives, including a possible capital restructuring. In connection with this retention, the Company has had and continues to have discussions with an unofficial committee (the "Unofficial Committee") of holders of its 12% Senior Notes due September 1, 2004 (the "Notes") regarding such a restructuring. In connection therewith, the Company has determined that it will not pay the approximately $36 million interest payment due March 2, 1998 on the Notes. The failure to make this payment will constitute a default under the Indenture governing the Notes, subject to a thirty day grace period, and will also constitute a default under the Company's Bank Facility. The Company is currently in discussions with the lenders party to the Bank Facility concerning a waiver of such default and is optimistic that it will be able to obtain such waiver. No assurances can be made, however, as to whether such capital restructuring will be agreed upon with the Unofficial Committee or other holders of the Notes or the terms thereof, nor whether such waiver will be obtained or the terms thereof. The Company anticipates that it will continue its operations in the ordinary course and will timely pay all of its ordinary course operating expenses. For more information concerning the retention of Salomon Smith Barney and any potential capital restructuring, reference is made to Exhibit 99.2 the Company's Report on Form 8-K dated January 27, 1998 and filed with the SEC on January 28, 1998.

     The Bank Facility provides the Company with a revolving line of credit of approximately $68 million. Of that amount, $44 million is extended on letters of credit and $15 million has been drawn at the end of the quarter. The additional funds made available to the Company through the Bank Facility raise the Company's total secured credit facility to a total of $250 million.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting of stockholders on November 20, 1997, and the following matters were voted on at that meeting:

     (a) Votes cast in favor of and withheld from voting with respect to the election of each nominee for director were as follows:


           DIRECTOR                VOTES FOR         VOTES AGAINST OR WITHHELD
           --------                ---------         -------------------------

     J. Wayne Harris              34,204,242                 89,883
     Gary M. Philbin              34,205,909                 88,216
     Roger E. Stangeland          34,205,909                 88,216
     James J. Costello            34,205,909                 88,216
     Jordan H. Krimstein          34,205,409                 88,716
     Mark H. Manski               34,205,909                 88,216
     Clifford A. Miller           34,205,909                 88,216
     Geoffrey T. Moore            34,206,409                 87,716
     Martha A. Pritchard          34,206,409                 87,716
     J. Richard Stonesifer        34,205,909                 88,216

     (b) The Associate Stock Purchase Plan (the "ASPP") which will allow Company associates an opportunity to purchase common stock of the Company through payroll deduction and direct purchase was approved, with 29,904,408 votes in favor, 208,933 against, 48,058 in abstention and 4,132,726 broker non-votes.

     (c) The Executive Annual Incentive Bonus Plan (the "Bonus Plan") in order to qualify certain incentive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), and the regulations promulgated thereunder was approved, with 33,163,060 votes in favor, 248,377 against, 60,501 in abstention and 822,187 broker non-votes.

     (d) The amendments to the Company's 1995 Equity Incentive Plan (the "Employee Plan") to increase the number of shares issuable under the Employee Plan to an aggregate of 6,000,000 and to increase the number of shares and stock appreciation rights issuable under the Employee Plan to any individual to an aggregate of 2,000,000 was approved, with 27,043,237 votes in favor, 3,054,081 against, 64,081 in abstention and 4,132,726 broker non-votes.

     (e) The appointment of Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending March 28, 1998 was ratified, with 34,192,044 votes in favor, 69,745 votes against and 32,336 votes in abstention, with no broker non-votes.

Item 5. Other Information.

     On January 5, 1998, the Board of Directors, pursuant to an employment agreement between Jack W. Partridge, Jr. and the Company, elected Mr. Partridge to the position of Chief Administrative Officer of the Company. Mr. Partridge's employment agreement is incorporated by reference to Exhibit 99.1 to Grand Union's Report on Form 8-K dated January 27, 1998 as filed with the SEC on January 28, 1998. On January 15, 1998, the Board elected Mr. Partridge to serve as a Director and Vice Chairman of the Board. In connection with Mr. Partridge's election to the Board, the Company modified and amended its By-Laws. For more information concerning the amended and restated By-Laws, please see Exhibit 3.1 to this Form 10-Q.

     On January 27, 1998, the Company retained Salomon Smith Barney as financial advisor to assist the Company in evaluating various financial alternatives available to the Company, including a possible capital restructuring.

     On January 27, 1998, the Company suspended the Associate Stock Purchase Plan (the "ASPP") until further notice. The ASPP began November 1, 1997, and provided associates of the Company with the opportunity to purchase the Company's Common Stock at a 15% discount through payroll deductions or other permissible contributions under the ASPP.

Item 6.  Exhibits and Report on Form 8-K.

(a)  Exhibits

     Exhibit Number

          3.1 By-Laws of The Grand Union Company, as amended and restated through January 15, 1998.

          10.1 Eleventh Amendment to the Amended and Restated Credit Agreement ("Bank Facility") dated as of August 29, 1997, among Grand Union, the lending institutions listed from time to time on Schedule 1 thereto, and Bankers Trust as Agent.

          10.2      Twelfth Amendment to the Bank Facility.

          27.1      Financial Data Schedule

(b)  Reports on Form 8-K

     1. Report on Form 8-K dated October 28, 1997 as filed with the SEC on October 29, 1997.

     2. Report on Form 8-K dated January 27, 1998 as filed with the SEC on January 28, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 THE GRAND UNION COMPANY
                                                        (Registrant)

                                                 /s/ Jeffrey P. Freimark
                                                 -------------------------------
                                                 Jeffrey P. Freimark,
                                                 Executive Vice President,
                                                 Chief Financial Officer

Date:  February 17, 1998