Form 10-K/A
period 1997-03-29
GRAND UNION CO /DE/
filed 1998-03-27
CIK 316236

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A


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

                              [EXPLANATORY NOTE]

THIS REPORT ON FORM 10-K/A AMENDS AND RESTATES IN ITS ENTIRETY PART IV ITEM 14 OF THE ANNUAL REPORT ON FORM 10-K OF THE GRAND UNION COMPANY FOR THE FISCAL YEAR ENDED MARCH 29, 1997.


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

    3.1       Certificate of Incorporation of Grand Union, as amended through January 6, 1997.(1)

    3.2       Certificate of Designation of Class A Convertible Preferred Stock,  incorporated by reference to
              Exhibit 10.4 to Grand  Union's Quarterly  Report on Form 10-Q for the period ended  October 12,
              1996.

    3.3       Certificate of Designation of Class B Convertible Preferred Stock, dated as of June 11, 1997.(1)

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

   10.21     Fifth Amendment to the Credit Agreement.(1)

   10.22     Sixth Amendment to the Credit Agreement.(1)

   10.23     Seventh Amendment to the Credit Agreement.(1)

   10.24     Eighth Amendment to the Credit Agreement.(1)

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

  10.33*     Second Amendment to the 1995 Equity Incentive Plan.(1)

  10.34*     Resolution amending the number of shares issuable under the 1995 Equity Incentive Plan.(1)

  10.35*     Letters dated December 14, 1995, with respect to the 1995 Equity Incentive Plan,  incorporated by reference to Exhibit  10.3 to Grand  Union's  Quarterly  Report on Form 10-Q for the period ended
             July 20, 1996.

  10.36*     Option Agreement with Jeffrey P. Freimark.(1)


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

  10.39*     Resolution  amending the number of shares issuable under the 1995 Non-Employee Directors' Stock
             Option Plan.(1)

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

   10.50     Amendment  No. 1 to the Stock  Purchase  Agreement  dated July 30,  1996,  among the Grand  Union
             Company,  Trefoil Capital Investors II, L.P., and GE Investment  Private Placement Partners II, a
             Limited Partnership.(1)

   10.51     Management  Agreement between The Grand Union Company and Shamrock Capital Advisors,
             Inc., dated July 30, 1996,  incorporated  by reference to Exhibit 10.7 to Grand Union's  Quarterly
             Report on Form 10-Q for the period ended October 12, 1996.




   10.52     Stock Purchase  Agreement by and between The Grand Union Company and Roger  Stangeland, dated as of February 25, 1997.(1)

   10.53     Amendment No. 1, dated March 20, 1997, to the Stock  Purchase  Agreement  between The Grand Union Company and Roger Stangeland, dated as of February 25, 1997.(1)

   10.54     Assignment and  Assumption  Agreement by and between Roger  Stangeland and The Stangeland  Family
             Limited Partnership, dated March 20, 1997.(1)

   10.55     Stockholder   Agreement   between  Trefoil  Capital   Investors  II,  L.P.,  a  Delaware  limited
             partnership,  GE Investment  Private  Placement  Partners II, A Limited  Partnership,  a Delaware
             limited  partnership,  Roger Stangeland,  an individual,  and The Grand Union Company, a Delaware corporation.(1)

   10.56     Addendum to Stockholder  Agreement among Trefoil Capital  Investors II, L.P., a Delaware  limited partnership,  GE Investment  Private  Placement  Partners II, A Limited  Partnership,  a Delaware
             limited  partnership,  Roger Stangeland,  an individual,  and The Grand Union Company, a Delaware corporation.(1)

   10.57     Acceleration and Exchange Agreement, dated as of June 5, 1997, by and among The Grand Union
             Company, Trefoil Capital Investors II, L.P., a Delaware limited partnership, and GE Investments
             Private Placement Partners II, A Limited Partnership, a Delaware limited partnership, including
             Exhibits thereto.(1)

   10.58     Amendment No. 1, dated as of June 5, 1997, to the Registration Rights Agreement dated as of
             July 30, 1996, by and among The Grand Union Company, Trefoil Capital Investors II, L.P., a
             Delaware limited partnership, and GE Investments Private Placement Partners II, A Limited
             Partnership, a Delaware limited partnership.(1)

   21.1      Subsidiaries of Grand Union.(1)

   27.1      Financial Data Schedule.(1)

*     Compensatory plan or arrangement
**    Confidential treatment requested
(1)   Previously filed

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE GRAND UNION COMPANY
                                    (Registrant)

      /s/ Jeffrey P. Freimark                          Date:  March 27, 1998
    ----------------------------------------
         Jeffrey P. Freimark
    Executive Vice President, Chief Financial
    Officer

                                       EXHIBIT INDEX


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

    3.1      Certificate of Incorporation of Grand Union, as amended through January 6, 1997.(1)

    3.2      Certificate of Designation of Class A Convertible Preferred Stock,  incorporated by reference to
             Exhibit 10.4 to Grand  Union's Quarterly  Report on Form 10-Q for the period ended  October 12,
             1996.

    3.3      Certificate of Designation of Class B Convertible Preferred Stock, dated as of June 11, 1997.(1)

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

   10.21     Fifth Amendment to the Credit Agreement.(1)

   10.22     Sixth Amendment to the Credit Agreement.(1)

   10.23     Seventh Amendment to the Credit Agreement.(1)

   10.24     Eighth Amendment to the Credit Agreement.(1)

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

  10.33*     Second Amendment to the 1995 Equity Incentive Plan.(1)

  10.34*     Resolution amending the number of shares issuable under the 1995 Equity Incentive Plan.(1)

  10.35*     Letters dated December 14, 1995, with respect to the 1995 Equity Incentive Plan,  incorporated by reference to Exhibit  10.3 to Grand  Union's  Quarterly  Report on Form 10-Q for the period ended
             July 20, 1996.

  10.36*     Option Agreement with Jeffrey P. Freimark.(1)

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

  10.39*     Resolution  amending the number of shares issuable under the 1995 Non-Employee Directors' Stock
             Option Plan.(1)

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

   10.50     Amendment  No. 1 to the Stock  Purchase  Agreement  dated July 30,  1996,  among the Grand  Union
             Company,  Trefoil Capital Investors II, L.P., and GE Investment  Private Placement Partners II, a
             Limited Partnership.(1)

   10.51     Management  Agreement between The Grand Union Company and Shamrock Capital Advisors,
             Inc., dated July 30, 1996,  incorporated  by reference to Exhibit 10.7 to Grand Union's  Quarterly
             Report on Form 10-Q for the period ended October 12, 1996.

   10.52     Stock Purchase  Agreement by and between The Grand Union Company and Roger  Stangeland, dated as of February 25, 1997.(1)

   10.53     Amendment No. 1, dated March 20, 1997, to the Stock  Purchase  Agreement  between The Grand Union Company and Roger Stangeland, dated as of February 25, 1997.(1)

   10.54     Assignment and  Assumption  Agreement by and between Roger  Stangeland and The Stangeland  Family
             Limited Partnership, dated March 20, 1997.(1)

   10.55     Stockholder   Agreement   between  Trefoil  Capital   Investors  II,  L.P.,  a  Delaware  limited
             partnership,  GE Investment  Private  Placement  Partners II, A Limited  Partnership,  a Delaware
             limited  partnership,  Roger Stangeland,  an individual,  and The Grand Union Company, a Delaware corporation.(1)

   10.56     Addendum to Stockholder  Agreement among Trefoil Capital  Investors II, L.P., a Delaware  limited partnership,  GE Investment  Private  Placement  Partners II, A Limited  Partnership,  a Delaware
             limited  partnership,  Roger Stangeland,  an individual,  and The Grand Union Company, a Delaware corporation.(1)

   10.57     Acceleration and Exchange Agreement, dated as of June 5, 1997, by and among The Grand Union
             Company, Trefoil Capital Investors II, L.P., a Delaware limited partnership, and GE Investments
             Private Placement Partners II, A Limited Partnership, a Delaware limited partnership, including
             Exhibits thereto.(1)

   10.58     Amendment No. 1, dated as of June 5, 1997, to the Registration Rights Agreement dated as of
             July 30, 1996, by and among The Grand Union Company, Trefoil Capital Investors II, L.P., a
             Delaware limited partnership, and GE Investments Private Placement Partners II, A Limited
             Partnership, a Delaware limited partnership.(1)

   21.1      Subsidiaries of Grand Union.(1)

   27.1      Financial Data Schedule.(1)

*     Compensatory plan or arrangement
**    Confidential treatment requested
(1)   Previously filed