Form 10-K
period 1998-03-28
GRAND UNION CO /DE/
filed 1998-06-26
CIK 316236

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 28, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ________________

                         Commission File Number 0-26602

                             THE GRAND UNION COMPANY
             (Exact name of registrant as specified in its charter)

             Delaware                                     22-1518276
----------------------------------         ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or Organization)


 201 Willowbrook Boulevard, Wayne, New Jersey                07470-0966
 --------------------------------------------             ----------------
   (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code          973-890-6000
                                                          ----------------

Securities registered pursuant to Section 12 (b) of the Act:

   Title of each class               Name of each exchange on which registered
------------------------           ---------------------------------------------

         None
------------------------           ---------------------------------------------


Securities registered                Common Stock, Par Value $0.01
pursuant to Section 12 (g)         ---------------------------------------------
of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days. Yes __X__   No ____ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 22, 1998 is approximately $1,621,443, based upon the average of the bid and asked prices of the Common Stock on such date on the Over-The-Counter market. For the purpose of this calculation, all members of the Board of Directors and all stockholders with sole or shared voting power over 10% or more of the Company's voting stock are presumed to be affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes __X__   No ____ .

As of June 24, 1998 there were issued and outstanding 10,202,018 shares, par value $0.01 per share, of the registrant's Common Stock.

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

PART I

Item 1.  Business

General

     The Grand Union Company, a Delaware corporation ("Grand Union" or the "Company"), currently operates 222 retail food stores under the "Grand Union" name in six northeastern states. Through May 20, 1998, Grand Union's Common Stock was listed on the NASDAQ SmallCap Market under the symbol "GUCO." The Company's Common Stock is currently eligible for quotation on the Over-The-Counter Bulletin Board. On June 24, 1998, the Company filed a voluntary petition for relief under chapter 11, Title 11 of the United States Code, as amended, with the United States Bankruptcy Court for the District of New Jersey. (See "Chapter 11 Filing" below).

     As a result of the implementation of several key strategic initiatives, Grand Union has been able to stabilize its operations in the critical areas of sales, margins, promotional income and expense levels. These initiatives included a complete restaffing of senior management positions, organizational restructuring measures and reconfiguration of the company into three operating areas. Grand Union is continuing these strategic initiatives, identifying additional areas for administrative expense reduction and efficiency and pursuing new marketing and merchandising activities, all of which are designed to enhance its image as a high-quality, price-conscious operator in the northeastern retail food industry.

Strategic Initiatives

     In recent years, results in the supermarket industry have suffered from slow population growth, increasing competitive activity, and changing consumer shopping and eating patterns. These factors are projected to keep real supermarket sales growth essentially flat over the next several years.

     Grand Union is in the process of implementing various strategies to meet its long-term goals for improving financial performance. Grand Union has determined a key strategy is to focus on the requirements and preferences of "Today's Customer". This strategy includes identifying and understanding the ongoing changes in consumer trends, thereby allowing consumer preferences to be the drivers of change in Grand Union's offerings of services and products. In addition, Grand Union has determined that to maximize profitability, it should
(i) expand its existing store base, including the development of new stores and the remodeling of existing units; (ii) implement a program for maximizing advertising and promotion allowance revenues from the Company's suppliers; and
(iii) perform ongoing evaluation and, when appropriate, modify store locations that are not adequately contributing.

     Due to an historically overleveraged balance sheet, Grand Union has had insufficient resources to consistently fund capital expenditures adequately. The significant reduction in debt, and the attendant reduction in interest expense, to be effected by the proposed reorganization of the Company, together with the new proposed exit financing (see "Chapter 11 Filing" below), will provide Grand Union with substantially improved liquidity, $50 million of which will be available upon emergence. This substantial reduction of debt and the availability of new funds will enable Grand Union to execute a capital expenditure program that will enhance the operations, profitability and competitiveness of the Company.

     EACH OF THE FOREGOING STRATEGIC INITIATIVES ARE FORWARD-LOOKING AND INVOLVE RISKS AND UNCERTAINTIES. THERE CAN BE NO ASSURANCE THAT ANY OF THE STRATEGIC INITIATIVES WILL IMPROVE THE FINANCIAL PERFORMANCE OF THE COMPANY.

Store Formats and Locations; Competition

     Grand Union's store sizes and formats vary depending upon the demographics and competitive conditions and real estate availability in each location in which it operates. Grand Union supermarkets offer a wide selection of national brand and private label grocery and general merchandise products as well as high-quality perishables and service departments. The majority of Grand Union's sales are generated from stores which include high-margin specialty and service departments. Selected locations feature in-store cafes and pharmacies. Liquor, beer and wine departments are included in many locations, subject to the limitations of state and local law. Grand Union's supermarkets range in size from 7,000 to 64,000 square feet.

     Grand Union currently operates 222 stores in six states, including 123 in New York, 40 in Vermont, 41 in New Jersey, 13 in Connecticut, 3 in New Hampshire and 2 in Pennsylvania. On June 25, 1998, the Company re-opened its store in Bolton Landing, New York.

     The food retailing business is highly competitive. Grand Union competes with numerous national, regional and local supermarket chains. Grand Union also competes with convenience stores, stores owned and operated or otherwise affiliated with large food wholesalers, unaffiliated independent food stores, warehouse/merchandise clubs, discount drugstore chains and discount general merchandise chains. Some of Grand Union's competitors have greater financial resources than Grand Union has and could use those resources to take steps which would adversely affect Grand Union's competitive position.

     In upstate New York, Grand Union generally operates in small cities and rural communities. The Company's main competitors are Golub Corporation ("Price Chopper") and Hannaford Brothers, Inc. ("Hannaford"). Commercial development in areas north of Albany, New York is limited and constrained by zoning and environmental restrictions, particularly in areas regulated by the Adirondack Park Commission. In the more urban Albany area, Price Chopper and Hannaford have each opened a number of new stores in the last five years, which are generally larger than the Company's stores.

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

     In Vermont, Grand Union's principal competitors are Price Chopper and Hannaford. Zoning and environmental regulations in the state restrict commercial development (including supermarkets which might be competitors of the Company).

     A number of stores in upstate New York and Vermont are in resort areas. These generally experience significant increases in sales in the summer months and in some cases during the winter ski season.

     The Company's stores in downstate New York, Connecticut and New Jersey serve densely populated communities with demographics particularly well suited for store formats emphasizing specialty departments. Accordingly, the sales mix in these stores includes a larger percentage of higher margin perishable items. In addition, the high population density as well as the geographic concentration of stores provide substantial economy of scale opportunities.

     In New Jersey, the Company competes primarily against A&P, Pathmark Stores, Inc. ("Pathmark"), Ahold Supermarkets, Inc. ("Edwards" and "Stop and Shop"), ShopRite and various supermarkets supplied by the Twin County ("Foodtown") cooperative.

     In Westchester, Orange, Rockland, Dutchess and Putnam Counties in New York, the Company generally competes with A&P, Edwards and ShopRite.

     On Long Island, the Company's principal competitors include A&P, Waldbaums (division of A&P), Pathmark, and King Kullen Grocery Co., Inc.

     Grand Union's main competitors in Fairfield County, Connecticut include Stop & Shop and A&P.

Distribution and Supply

     The majority of Grand Union's merchandise is distributed to Grand Union stores by C&S Wholesale Grocers, Inc. ("C&S") pursuant to supply and distribution agreements. Under the agreements, C&S supplies grocery products from its own warehouses, and health and beauty care and general merchandise products from Grand Union's Montgomery, New York warehouse. Grand Union also contracts with a third party for frozen food distribution. Management believes that Grand Union's existing agreements with C&S enhance the Company's ability to offer consistently fresh and high-quality products to its customers at favorable prices. Grand Union operates a 20,000 square foot commissary located in Newburgh, New York, in which high quality cooked meat products, salads, salad ingredients and soups are prepared for sale in the Company's delicatessen departments.


Selected Data

     The table below sets forth certain statistical information with respect to Grand Union retail stores for the past three years.

                                                                    Fiscal        Fiscal        Fiscal
                                                                     1998          1997          1996
                                                                   ----------    ----------    ----------

        Number of stores (at end of year)                               222           226           229
        Total selling square feet at end of year (in thousands)       4,353         4,312         4,305
        Average sales per selling square foot per week               $10.07        $10.28        $10.28

Capital Investment

     The Company's capital spending is directed towards renovating and upgrading existing Grand Union stores and opening new and replacement stores in existing marketing areas. Cash capital expenditures for Fiscal 1998 and 1997 were approximately $40,000,000 and $55,000,000, respectively, excluding capital lease additions of $22,000,000 and $23,000,000, respectively.

Management Information Systems

     Financial, purchasing and operating system requirements are supported through a central computer system located in Wayne, New Jersey. As of March 28, 1998, Grand Union utilized scanning systems in 188 stores (representing approximately 94% of total sales) and intends to continue investing in scanning and other store systems in the future where economically justified. See Item 7 for a discussion of Year 2000 compliance.

Employees

     As of March 28, 1998, Grand Union had approximately 15,000 employees, of whom approximately 67% were employed on a part-time basis. Approximately 50% of Grand Union's employees are covered by 12 collective bargaining agreements with various local unions.

     On March 7, 1998, the Company entered into a new labor agreement with United Food and Commercial Workers Local 464A (formerly 489) covering approximately 161 clerks in 15 of the Company's stores in Westchester, Putnam and Dutchess counties in New York. That agreement expires in July 2002. Additionally, in April 1998 the Company reached an agreement with UFCW District Union Local One covering employees in the Elizabethtown and Port Henry, New York stores. The Local One agreements expire in September 2000. The Company's other labor agreements expire between December 1998 and October 2001.

     As of March 28, 1998, all employees covered by collective bargaining agreements were employed at store locations and in the Company's Montgomery, New York warehouse.

     The Company believes that its relationship with its employees is generally satisfactory.

Trade Names, Service Marks and Trademarks

     Grand Union owns and actively uses over 20 trade names, service marks and trademarks (collectively, "Marks"). Among these Marks are "Grand Union"(R), the symbol of a red dot, "Grand Classics"(R), "Big Gold Top"(R), "Holland Hall"(R), and "Red Dot Special"(R), all of which are significant to the Company's business. The Company also has common law rights in, has filed for, or intends to file for various other Marks.

Common Stock Formerly Traded on NASDAQ SmallCap Market

     On September 19, 1997, the NASDAQ Listing Qualifications Panel determined that Grand Union's Common Stock no longer qualified for trading on the NASDAQ National Market and would be transferred to the NASDAQ SmallCap Market. The transfer to the NASDAQ SmallCap Market was completed as of the close of business on October 21, 1997. By letter dated February 20, 1998, the NASDAQ Stock Market, Inc. notified Grand Union that it had failed to satisfy the requirements for continued listing on the NASDAQ SmallCap Market. Grand Union appealed the decision regarding continued listing to the NASDAQ Listing Qualifications Panel. In response to Grand Union's request for continued listing on the NASDAQ SmallCap Market, the NASDAQ Stock Market, Inc. conducted a hearing upon written submission on May 14, 1998 to consider Grand Union's request and determined that continued listing was not warranted. Accordingly, the Common Stock was delisted from the NASDAQ SmallCap Market effective as of the close of business on May 20, 1998. Since May 21, 1998, the Common Stock is eligible for quotation on the Over-The-Counter Bulletin Board.

Financial Information about Foreign and Domestic Operations and Export Sales

     Grand Union has no foreign operations or export sales.

Recent History

     Downgrading

     During the week of July 28, 1997, Moody's Investors Service Inc. downgraded Grand Union's Credit Agreement rating to B-3 from B-2 and lowered the rating on its Senior Notes to Caa3 from Caa1. The rating action was prompted by Grand Union's announcement that, due to the shortfall in its operating performance, it was in default of various financial covenants contained in the Credit Agreement.

     August 1997 Amendment of Credit Agreement and Prepetition Negotiations with Secured Banks

     In August 1997, an amendment to the Amended and Restated Credit Agreement (the "Credit Agreement"), among Grand Union, Bankers Trust Company, as Agent, and the lenders party thereto (the "Secured Banks"), dated as of June 15, 1995, as amended, was executed. As amended, the Credit Agreement is comprised of a term loan, a revolving credit facility and a supplemental term loan. The term loan is in the aggregate principal amount of $104,144,371.

     The revolving credit commitment is for $67,877,649, of which a maximum of $60,000,000 may be utilized in the form of letters of credit. The commitment matures on June 15, 2000. In each year, no more than $40,000,000 of the revolving credit facility may be outstanding in the form of borrowed money (excluding letter of credit utilization) for any 30-day period between July 15th and August 31st. As of June 26, 1998, an aggregate of $33,017,649 of letters of credit were issued and outstanding under the Credit Agreement. Grand Union incurs a commitment fee of 0.5% per annum on the average unused portion of the revolving credit facility.

     As part of the August 1997 amendment of the Credit Agreement, Grand Union obtained the supplemental term loan to enable it, among other things, to make its required September 1, 1997 interest payment on the Company's 12% Senior Notes due 2004 (the "Senior Notes"). The supplemental term loan facility is in an aggregate principal amount of $77,977,980, which matures on March 1, 2003. The supplemental term loan increased the total amount available under the Credit Agreement to $250 million. The supplemental term loan has no required amortization and may be prepaid without penalty on or after August 31, 1998.

     The term loan and the revolving credit facility are secured by a lien and security interest in substantially all of the tangible and intangible assets of Grand Union, including the shares of its four subsidiaries and mortgages on a majority of the Company's leaseholds. The supplemental term loan is subordinate to the term loan and the revolving credit facility. It is secured by the same lien and security interest that secures the term loan and revolving credit facility but the rights of the lenders under the supplemental term loan in respect of such lien and security interest are subordinate to the rights of the lenders under the term loan and the revolving credit facility.

     The term loan and revolving credit facility of the Credit Agreement bear interest at the base rate (generally prime) plus 2% or the relevant one-, two-, three- or six-month Eurodollar rate plus 3.75% (including standard yield protection provisions). The supplemental term loan bears interest at 15% for the first year of the loan, increasing by .50% every six months thereafter, payable semiannually in arrears, plus additional interest accruing at 1% per annum payable only after the term loan and revolving credit facility have been paid in full and then only upon payment or prepayment of principal with respect to which such additional interest has accrued. The term loan requires quarterly principal payments of $13,018,046 from September 30, 2000 through June 15, 2002.

     The Credit Agreement contains certain restrictions and financial covenants relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness, asset sales, dividends, capital expenditures and prepayment of other indebtedness.

     Notwithstanding the increased commitment provided under the August 1997 amendment to the Credit Agreement, due to a continuing lack of sufficient liquidity, increasing competition and consolidation, and a shortfall in operating margins, Grand Union determined that its financial resources would be insufficient to satisfy the approximately $36 million interest payment due and payable on March 2, 1998 on the Senior Notes. Grand Union did not make the March 2, 1998 interest payment to holders of the Senior Notes. The failure to make such interest payment constituted a default under the Indenture governing the Senior Notes and a cross-default under the Credit Agreement. Accordingly, in February 1998, Grand Union commenced negotiations with the Secured Banks regarding obtaining necessary waivers to avoid the consequences of an event of default under the Credit Agreement and to facilitate the restructuring contemplated by the Company's proposed plan of reorganization (the "Plan of Reorganization"). Those negotiations resulted in an agreement by the Secured Banks to waive certain defaults under the Credit Agreement, subject to the terms and conditions of such waiver.

     The Company's filing for relief under chapter 11 of the Bankruptcy Code (see "Chapter 11 Filing" below") constituted a default under the Credit Agreement and, therefore, the Company is not permitted to make any further borrowings under the Credit Agreement. The Plan of Reorganization contemplates debtor-in-possession financing which, upon court approval, will allow the Company to refinance the term loan and the revolving credit facility under the Credit Agreement. In addition, upon consummation of the Plan of Reorganization, the Exit Facility (as defined below) will allow the Company to refinance the supplemental term loan on or after August 31, 1998.

     Prepetition Negotiations with the Unofficial Noteholder Committee

     The same industry and financial pressures that required Grand Union to commence negotiations with the Secured Banks also led the Company to commence negotiations regarding a restructuring of its obligations with the holders of the Senior Notes. In February and March 1998, eight institutions owning approximately 48% of the Senior Notes agreed to serve on an unofficial noteholder committee (the "Unofficial Noteholder Committee") and receive confidential, non-public information about Grand Union.

     Grand Union participated in extensive negotiations with the Unofficial Noteholder Committee regarding the terms of a proposed financial restructuring. During this time, Grand Union failed to make the approximately $36 million interest payment due and payable on the Senior Notes on March 2, 1998, which resulted in the occurrence of events of default under the Indenture governing the Senior Notes and the Credit Agreement. Nevertheless, negotiations between Grand Union and the Unofficial Noteholder Committee continued, and on March 30, 1998, the parties reached an agreement in principle on the terms of a restructuring to be effectuated pursuant to a plan of reorganization under chapter 11 of the Bankruptcy Code. On May 14, 1998, Grand Union, the Unofficial Noteholder Committee and the holders of the Grand Union's preferred stock reached an agreement in principle regarding the proposed treatment of the preferred stock.

     Chapter 11 Filing

         Pursuant to a Disclosure Statement, dated May 22, 1998 (the "Disclosure Statement"), Grand Union commenced a prepetition solicitation of votes by the holders of Senior Notes and preferred stock to accept or reject the Plan of Reorganization. The Plan of Reorganization generally provides that trade and business creditors will be unimpaired and will continue to be paid in the ordinary course of business, so long as shipments are made to the Company under terms at least equivalent to those in place prior to January 27, 1998. The Plan of Reorganization further provides that (i) the Company's Senior Notes will be cancelled and exchanged for all of the reorganized Company's common stock; (ii) the Company's existing common stock will be cancelled and exchanged for five-year warrants to purchase approximately 1.5% of the new common stock at an exercise price of $19.82 per share; (iii) the Company's preferred stock will be cancelled and exchanged for (a) five-year warrants to purchase approximately 10.5% of the new common stock at an exercise price of $19.82 per share, (b) five year warrants to purchase approximately 2.5% of the new common stock at an exercise price of $23.15 per share, and (c) four-year warrants to purchase approximately 1% of the new common stock at an exercise price of $12.32 per share; and (iv) the Company's outstanding warrants and stock options will be cancelled. At the conclusion of the solicitation period, which commenced on May 22, 1998 and ended on June 22, 1998, the Plan of Reorganization had been accepted by holders of approximately 99% of the Senior Notes in principal amount and approximately 92% in number of such holders that voted on the Plan of Reorganization and by all holders of the preferred stock that voted on the Plan of Reorganization. Holders of approximately 72% in principal amount of the outstanding Senior Notes voted to accept the Plan of Reorganization. Although Grand Union believes that the Plan of Reorganization will satisfy all requirements necessary for confirmation by the Court (as defined below), there can be no assurance that the Court will reach the same conclusion. Moreover, there can be no assurance that modifications of the Plan of Reorganization will not be required for confirmation or that such modifications would not necessitate the resolicitation of votes.

     On June 24, 1998, the Company filed a voluntary petition for relief (the "Filing") under chapter 11, Title 11 of the United States Code, as amended ("Chapter 11"), with the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The Company is in possession of its property and is maintaining and operating its business as a debtor-in-possession pursuant to the provisions of Sections 1107 and 1108 of Chapter 11.

     In connection with the Filing, on June 24, 1998, the Company entered into a $172,022,020 firm underwritten revolving credit agreement (the "DIP Facility") with Swiss Bank Corporation ("SBC") and Lehman Commercial Paper Inc. ("LCPI"), as agents for a syndicate of lenders (together, the "DIP Lenders"). The DIP Facility consists of a revolving credit facility in an aggregate amount of $172,022,020, inclusive of a $50 million letter of credit facility. Loans under the DIP Facility will be guaranteed by each of the Company's subsidiaries. The DIP Facility will mature upon the earlier of (i) October 22, 1998, or (ii) the effective date of the Plan of Reorganization.

     The proceeds of the DIP Facility will be used (i) to finance the working capital needs of the Company and its subsidiaries in the ordinary course of business, (ii) to finance the payment of Chapter 11 expenses, (iii) for general corporate purposes and (iv) to refinance the revolving credit and term loans and to replace, backstop or cash collateralize letters of credit outstanding under the Credit Agreement. The DIP Facility also contains customary affirmative and negative covenants, including, without limitation, restrictions on indebtedness, liens, mergers, consolidations, liquidations, dissolutions, sales of assets and capital expenditures, and, effective 60 days after the Filing, maintenance of minimum EBITDA/interest and maximum debt/EBITDA ratios.

     The DIP Facility is secured by substantially all of the assets of Grand Union and its subsidiaries. The interest rate applicable to the DIP Facility will be equal to, at Grand Union's election, either (i) 1.5% above the higher of
(A) Citibank's prime rate and (B) the federal funds rate plus 0.5%, or (ii) 2.5% above the rate for eurodollar deposits for one, two or three weeks or one month (as selected by Grand Union) in the interbank eurodollar market. Grand Union committed to pay an underwriting fee of $1,100,000 and is required to pay a $25,000 per month administrative fee. In addition, Grand Union will pay a commitment fee of 0.5% per annum on the average daily unused portion of the DIP Facility and a fronting fee of 0.125% on the aggregate undrawn face amount of outstanding letters of credit. The availability of the DIP Facility is conditioned, among other things, upon the entry of an order of the Bankruptcy Court approving the DIP Facility, which is anticipated to occur 15 days after the Filing.

     On the date the Plan of Reorganization is consummated (the "Consummation Date"), Grand Union will enter into a new credit facility (the "Exit Facility"). On April 23, 1998, Grand Union received a letter from SBC Warburg Dillon Read Inc., SBC, Lehman Brothers Inc. and LCPI, pursuant to which SBC and LCPI (collectively, the "Agent Banks") committed to provide financing to Grand Union in the aggregate principal amount of $300 million upon consummation of the Plan of Reorganization.

The Agent Banks, as agents for a syndicate of banks, financing institutions and other entities, including the Agent Banks (collectively, the "New Grand Union Lenders"), will provide Grand Union with the Exit Facility. The Exit Facility will be guaranteed by all of Grand Union's subsidiaries.

     The Exit Facility will be comprised of: (i) a $230 million term loan facility (the "Term Loan") and (ii) a $70 million revolving credit facility (the "Revolving Credit Facility"). The Term Loan and Revolving Credit Facility will mature on the fifth anniversary of the Consummation Date. The proceeds of the Exit Facility will be used to refinance the obligations under the DIP Facility and the Supplemental Term Loan claims under the Credit Agreement and the excess portion will be used for the working capital needs of Grand Union and its subsidiaries, including capital expenditures. Up to $50 million of the Revolving Credit Facility will be available for the issuance of letters of credit. The Exit Facility will also contain customary affirmative, financial and negative covenants, including, without limitation, restrictions on liens, indebtedness and mergers or consolidations, required maintenance of a minimum ratio of EBITDA to interest and a maximum ratio of total indebtedness to EBITDA, and a limitation on the amount of capital expenditures.

     The Exit Facility will be secured by substantially all of the assets of Grand Union and its subsidiaries. The interest rate applicable to the Term Loan and the Revolving Credit Facility will be equal to, at Grand Union's election, either (i) 2% above the higher of (A) the SBC's prime rate and (B) .50% over the federal funds rate per annum (the "Base Rate"), or (ii) LIBOR plus 3%, in each case, subject to reduction based on certain performance criteria. Grand Union will pay a commitment fee calculated at the rate of .50% per annum on the average daily unused portion of the Revolving Credit Facility. In addition, Grand Union will pay certain fees, including but not limited to: (i) a fronting fee equal to .125% per annum of the aggregate undrawn face amount of outstanding letters of credit; (ii) an administration fee of $75,000 per annum; (iii) a facility fee; and (iv) a commitment fee of 0.5% on the amount of the commitment for the period from April 23, 1998 to the Consummation Date.

     The availability of the Exit Facility is conditioned, among other things, upon the Bankruptcy Court having entered an order confirming the Plan of Reorganization on or before August 31, 1998. The terms of the Exit Facility were the product of extensive negotiations and competitive bidding among Grand Union and the Agents Banks, which resulted in the commitment letter for such exit facility.

     The 1995 Restructuring

     On January 25, 1995, in connection with a capital restructuring plan reached with its bank lenders and with members of informal committees of certain holders of Grand Union notes, Grand Union filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the bankruptcy court for the District of Delaware. The bankruptcy court confirmed on May 31, 1995 the Second Amended Chapter 11 Plan of The Grand Union Company, dated as of April 19, 1995, and Grand Union emerged from chapter 11 on June 15, 1995. Significant provisions of the 1995 restructuring plan included:

     1.  Treatment of Administrative Claims
         and General Unsecured Claims

     The 1995 restructuring plan provided for the payment in full of all allowed administrative claims and all allowed general unsecured and priority claims.

     2.  Bank Claims and Execution of Credit Agreement

     The 1995 restructuring plan provided for the payment in full of obligations under Grand Union's then existing bank credit agreement, including principal and accrued interest. Concurrently, Grand Union entered into the Credit Agreement, which provided for a five-year revolving credit facility of $100,000,000 and a seven-year term loan facility of $104,144,371, secured by a lien on substantially all of the assets of Grand Union and its subsidiaries.

     3.  Exchange of Senior Notes

     The 1995 restructuring plan cancelled Grand Union's obligations under its 11.375% Senior Notes due 1999 and 11.25% Senior Notes due 2000, representing an aggregate principal amount of $525,000,000 plus accrued interest, in exchange for the issuance of $595,421,000 in aggregate principal amount of 12% Senior
Notes due 2004 and cash payments of $54,922 for fractional interest.

     4.  Cancellation of Subordinated Notes
         and Issuance of Common Stock

     The 1995 restructuring plan also cancelled Grand Union's obligations under its 12.25% Senior Subordinated Notes due 2002, 12.25% Senior Subordinated Notes due 2002, Series A and 13% Senior Subordinated Notes due 1998, representing an aggregate principal amount of $566,150,000, in exchange for an aggregate of 10,000,000 shares of common stock.

     5.  Issuance of Warrants

     The 1995 restructuring plan also provided for the issuance of warrants to holders of 15% Senior Zero Coupon Notes due 2004 and 16.5% Senior Subordinated Zero Coupon Notes due 2007, which warrants expire June 15, 2000, to purchase an aggregate of 900,000 shares of common stock, pursuant to the terms of a settlement reached among Grand Union, its then indirect parent companies, the official committee of unsecured creditors of its then parent company, and certain holders of notes issued by the parent company. The warrants are comprised of 300,000 Series 1 Warrants to purchase shares of common stock at a purchase price of $30 per share and 600,000 Series 2 Warrants to purchase shares of common stock at a purchase price of $42 per share.

     6.  Cancellation of Remaining Long-Term
         Debt and Common Stock Interests

     The 1995 restructuring plan made no provision for the holders of the remaining long-term debt, redeemable preferred stock, common stock or warrants to purchase common stock of Grand Union's then direct parent.

Item 2.  Properties

     Grand Union conducts its operations primarily in leased stores and offices. The following table indicates the location and number of stores as of March 28, 1998.

                                           Number of
       Locations                            Stores
       ---------                           ---------
       New York                              122
       New Jersey                             41
       Vermont                                41
       Connecticut                            13
       New Hampshire                           3
       Pennsylvania                            2
                                             ---
       Total                                 222

     As of March 28, 1998, Grand Union owned 14 and leased 208 of its store sites pursuant to commercial leases. Management believes no store lease is individually material to Grand Union. Most store leases contain several renewal options. Nineteen store leases do not contain renewal options and sixteen will expire over the next five years and three thereafter. Management anticipates that it will be able to renegotiate favorable lease terms for most of these locations, if so desired.

     Grand Union currently operates one distribution center in Montgomery, New York, which is leased, and a commissary, which is housed in a building owned by the Company on a ground-leased site in Newburgh, New York. Grand Union's lease on its distribution center has 31 years remaining, including options. On May 20, 1998, the Company sold a 101,000 square foot warehouse in Waverly, New York, which was previously vacant.

Item 3.  Legal Proceedings

     Chapter 11 Proceedings. Reference is made to "Item 1 - Business - Recent History" for information regarding the Company's Chapter 11 proceedings.

     Environmental - Connecticut. Soil and ground water contamination has been detected at a shopping center owned by Grand Union which is located in Connecticut. The Company is investigating whether such contamination was caused by improper disposal of perchloroethylene wastes by a dry cleaner previously operating at this location or by an off-site source. Grand Union has undertaken, under approval by the Connecticut Department of Environmental Protection, a proposal for a remedial investigation designed to identify the sources of such soil and ground-water contamination and to determine the length, depth and breadth of the contamination on and off-site. Sampling analyses for the ground water at the shopping center and for drinking water in private residences located in the immediately surrounding area confirm that the source of the on-site contamination, in part, is an off-site shopping center and a gasoline station located nearby. A Remedial Action and Investigation Report was submitted to the Connecticut Department of Environmental Protection on May 21, 1993. The Company has not yet received a response from the Connecticut Department of Environmental Protection, and is in the process of developing a revised remediation plan.

     The Company's potential responsibility does not arise from any aspect of its operation of a supermarket at the shopping center but from the actions of a former tenant. Any contamination caused on-site by a source located off-site would be the responsibility of another party. The Company believes that the current intention of the Connecticut Department of Environmental Protection is to seek reimbursement of past costs and clean-up costs from some or all of these other parties. The Company is unable to determine the amount of its potential liability arising from the on-site contamination, but does not believe, based upon the results of investigations made to date, that the amount of potential liability is likely to be materially adverse to the Company's financial condition. Management presently estimates, based upon investigations made by the Company's environmental consultant to date, that such liability should not exceed $1,000,000. Investigations are continuing, and there can be no assurance that the amount of such liability will not exceed $1,000,000.

     FTC Order. At the time of an acquisition of Grand Union in July 1989, Grand Union and P&C Foods, then a subsidiary and currently a division of Penn Traffic, operated stores in some of the same geographic areas in Vermont and upstate New York. In order to satisfy the concerns of federal antitrust authorities arising therefrom in connection with the acquisition, prior to consummation thereof MTH Holdings, Inc. ("MTH Holdings"), which indirectly controlled Grand Union and Penn Traffic, an affiliate of Miller Tabak Hirsch & Co., a New York Limited Partnership, and Grand Union entered into an Agreement to Hold Separate with Salomon Inc. and the Federal Trade Commission ("FTC") and an Agreement Containing Consent Order (the "Order") with the FTC, which Order was subsequently modified on February 16, 1996 (collectively, the "FTC Agreements").

     The FTC Agreements required the divestiture by MTH Holdings and/or Grand Union (including in each case their respective subsidiaries and affiliates) of sixteen stores located in Vermont and upstate New York. Such divestitures were completed on July 30, 1990. Thirteen of the sixteen stores divested were P&C Foods stores and three of the sixteen stores divested were Grand Union stores. In a related transaction, Grand Union and P&C Foods entered into an operating agreement (the "Operating Agreement"), pursuant to which Grand Union acquired the right to operate P&C Foods' thirteen remaining stores in New England under the Grand Union name until July 2000, for an average annual rent of approximately $10,700,000 with an option to extend the term of such operation for an additional five years. Grand Union paid P&C Foods $7,500,000 for an option to purchase the stores at an amount defined in the Operating Agreement. Pursuant to the terms of the Operating Agreement, the 1992 Recapitalization triggered a $15,000,000 prepayment obligation to P&C Foods. The Operating Agreement was assumed during the 1995 Chapter 11 case and continues in effect.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's securityholders during the fourth quarter of Fiscal 1998.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders' Matters

     The Common Stock of the Company is eligible for quotation on the Over-The-Counter Bulletin Board. At the close of business on June 24, 1998, there were 10,202,018 shares of Common Stock, $0.01 par value outstanding and entitled to vote. There were approximately 4,000 holders of record as of June 24, 1998.

     The quarterly market value of the Company's stock is discussed in Note 17 to the Consolidated Financial Statements.

     No cash dividends were declared or paid during each of the three fiscal years ended March 28, 1998. Payment of dividends to holders of Common Stock is restricted by the Credit Facility and by the terms of the Senior Notes and the preferred stock.

Item 6.  Selected Financial Data

     As discussed in Item 1, the Company emerged from its 1995 Chapter 11 proceedings effective June 15, 1995 (the "Effective Date"). For financial reporting purposes, the Company accounted for the consummation of the 1995 plan of reorganization effective June 17, 1995. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code," the Company had applied Fresh-Start Reporting as of the Effective Date which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods prior to the Effective Date have been designated "Predecessor Company" and the periods subsequent to the Effective Date have been designated "Successor Company." All information is derived from the consolidated financial statements of the Company. This information should be read in conjunction with the historical financial statements of the Company, including the notes thereto, included elsewhere herein. The financial statements prior to the Effective Date reflect the accounts of MTH Holdings pushed down to the accounts of Grand Union. All dollars are in millions, except per share data.


                                                              Successor Company                   Predecessor Company
                                                     -----------------------------------   --------------------------------
                                                      52 Weeks     52 Weeks    41 Weeks    11 Weeks    52 Weeks    52 Weeks
                                                        Ended       Ended        Ended       Ended       Ended       Ended
                                                      March 28,   March 29,    March 30,   June 17,    April 1,    April 2,
                                                        1998         1997        1996      1995(**)      1995        1994
                                                      ---------   ---------    ---------   ---------   --------    --------

Statement of Operations Data:
  Sales                                               $ 2,266.8   $ 2,312.7    $ 1,819.9   $   487.9   $ 2,391.7   $ 2,477.3
  Gross profit                                            639.5       705.7        569.9       143.8       708.3       731.7
  Operating and administrative expenses                   568.9       582.9        453.7       117.5       571.6       552.5
  Depreciation and amortization                           203.1       188.1        143.8        17.2        87.1        78.6
  Unusual items                                             6.3         9.8         22.0        18.6        27.4         4.5
  Interest expense, net                                   113.8       105.8         79.2        19.8       182.0       183.8
  Loss before income taxes, extraordinary items
   and cumulative effect of accounting change            (252.6)     (180.8)      (128.8)      (29.3)     (159.8)      (87.6)
  Income tax (provision) benefit                          (51.4)       (2.5)        18.9         -           -           -
  Extraordinary gain on debt discharge                      -           -            -         854.8         -           -
  Cumulative effect of accounting change                    -           -            -           -           -          30.3
  Net (loss) income                                      (304.0)     (183.4)      (109.9)      825.5      (159.8)     (118.0)
  Net (loss) applicable to common stock                  (312.4)     (185.4)         -           -           -           -
  Net (loss) per common share (*)                         (31.1)      (18.5)       (11.0)        -           -           -
  Deficiency in earnings available to
   cover fixed charges                                   (252.6)     (180.8)      (128.8)      (29.3)     (159.8)      (87.6)
Balance Sheet Data:
  Total assets                                            892.2     1,071.8      1,178.2         -       1,394.8     1,394.2
  Total debt and capital lease obligations                959.5       888.4        875.1         -       1,614.9     1,532.2
  Redeemable stock                                        113.4        65.0          -           -         174.2       154.7
  Nonredeemable stock and stockholders' equity           (466.6)     (153.2)        44.1         -        (824.3)     (644.8)
    (deficit)
Operating and Other Data:
  Capital expenditures                                $    39.7   $    55.1     $   43.0   $     3.0   $    70.8   $    86.2
  Number of stores at year end                              222         226          229         N/A         231         254


(*) Loss per share data is not meaningful for periods prior to the Effective Date due to the significant changes in the capital structure of the Company.
(**) Balance sheet data is not applicable at this date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     As discussed in Item 1, the Company emerged from its 1995 Chapter 11 proceedings effective June 15, 1995 (the "Effective Date"). For financial reporting purposes, the Company accounted for the consummation of the 1995 plan of reorganization effective June 17, 1995. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code," the Company had applied Fresh-Start Reporting as of the Effective Date which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of Fresh-Start Reporting, a new entity had been deemed created for financial reporting purposes. The periods prior to the Effective Date have been designated "Predecessor Company" and the periods subsequent to the Effective Date have been designated "Successor Company." For purposes of the discussion of Results of Operations and Liquidity and Capital Resources, the results of the Predecessor Company and Successor Company for the 52 weeks ended March 30, 1996, have been combined.

Results of Operations

     The following table sets forth-certain statement of operations data reflecting the combination discussed above (all dollars in millions):

                                                                   Fiscal          Fiscal          Fiscal
                                                                    1998            1997            1996
                                                                 ----------      ----------      ----------

Sales                                                            $  2,266.8      $  2,312.7      $  2,307.8
Gross profit                                                          639.5           705.7           713.7
Operating and administrative expenses                                 568.9           582.9           571.2
Depreciation and amortization                                          98.8            85.5            77.1
Amortization of excess reorganization value                           104.3           102.6            84.0
Unusual items                                                           6.3             9.8            40.6
Interest expense, net                                                 113.8           105.8            99.0
Income tax (provision) benefit                                        (51.4)           (2.5)           18.9
Extraordinary gain on debt discharge                                    -               -             854.8
Net (loss) income                                                    (304.0)         (183.4)          715.6
Net (loss) income applicable to common stock                         (312.4)         (185.4)          715.6


Sales percentage increase (decrease)                                   (2.0)%           0.2%           (3.5)%
Gross profit as a percentage of sales                                  28.2%           30.5%           30.9%
Operating and administrative expenses as a percentage of sales         25.1%           25.2%           24.7%


     The Company announced on January 27, 1998, that it had retained the firm of Salomon Smith Barney as financial advisor to evaluate various financial alternatives available, including a capital restructuring, which affected the Company's operations in several ways. The majority of the trade reacted favorably to the announcement. However, there were some significant exceptions, which negatively affected product availability, associated costs and promotional opportunities.

     Sales for Fiscal 1998 decreased $45.9 million or 2.0% compared to Fiscal 1997. The decrease for same store sales (sales of stores which were operated during the comparable periods of both fiscal years) in Fiscal 1998 was 0.9%. Competitors continued to open new locations and remodel stores at a more aggressive rate than the Company. Same store sales results, by quarter for Fiscal 1998, beginning with the first quarter, were (1.8)%, (1.6)%, 0.8% and (0.8)%. Same store sales comparisons were negatively influenced by the inclusion of two Easter periods in the prior fiscal year. Due to the timing of the Easter holiday in calendar 1998, there was no Easter selling period in the current fiscal year while Fiscal 1997 included two. Adjusting the prior year sales to exclude the Easter holiday effect, same store sales for Fiscal 1998 decreased approximately 0.04%. Same store sales for the Fiscal 1998 fourth quarter excluding Easter increased approximately 0.7%. The new management team and their marketing strategies favorably affected sales in the second half of Fiscal 1998 and to some extent mitigated competitor marketing programs. During Fiscal 1998 the Company opened two new stores, two replacement stores and closed eight stores. Sales for Fiscal 1997 increased $4.9 million or 0.2% compared to Fiscal 1996. Same store sales changes, by quarter for Fiscal 1997, beginning with the first quarter, were 1.0%, 2.0%, (0.8)% and (0.4)% versus the prior year. During Fiscal 1997, the Company opened one new store, two replacement stores, completed six major renovations, and closed four stores.

     Gross profit as a percentage of sales was 28.2% in Fiscal 1998 compared to 30.5% in Fiscal 1997. The decrease in gross profit is primarily attributable to a reduction in promotional income and instability in margin rates in the first half of the fiscal year. Margins stabilized in the second half primarily as a result of new management strategies partially mitigating the negative effects of the January 27, 1998 announcement. Gross profit as a percentage of sales was 30.5% in Fiscal 1997 compared to 30.9% in Fiscal 1996.

     Operating and administrative expenses as a percentage of sales were 25.1% during Fiscal 1998, compared to 25.2% during Fiscal 1997. Operating and administrative expenses as a percentage of sales were 25.2% during Fiscal 1997, compared to 24.7% during Fiscal 1996.

     Depreciation and amortization of $98.8 million in Fiscal 1998 was $13.3 million higher than the prior year's $85.5 million. The increase was primarily due to the provisions of Financial Accounting Standards No. 121 ("FAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" netted against new and closed store activity. FAS No. 121 resulted in a review of the Company's operating assets for impairment at the individual store level using a future cash flow and market value approach. For those store level assets where the remaining net book value exceeded the sum of estimated future operating cash flows, an impairment loss of $25.0 million was recognized for the excess of net book value over estimated fair value. The increase in depreciation and amortization expense during Fiscal 1997 was largely attributable to the application of FAS No. 121, whereby $6.4 million of an impairment loss was recorded to reduce the estimated fair value of certain store assets.

     Unusual items recorded in Fiscal 1998 consisted of (a) $2.7 million in connection with legal, advisory and bank fees associated with the Plan of Reorganization, (b) a $3.0 million charge to supplement a reserve set at fiscal year end 1997 for the reorganization of the Company during Fiscal 1998 and (c) additional charges of $665,000 for legal costs to supplement a reserve created as a result of the Company's Chapter 11 filing in calendar year 1995. Unusual items in Fiscal 1997 consisted of (a) a $7.8 million provision for restructuring which principally relates to severance costs in connection with a reduction of administrative overhead and (b) a $2.0 million adjustment of inventory valuation. Unusual items in Fiscal 1996 consisted of (a) a $2.5 million organizational restructuring provision, (b) a $15.0 million provision related to the closure of the Company's two New York metropolitan area warehouses, (c) a $4.5 million provision relating to a voluntary resignation program and (d) $18.6 million of restructuring charges incurred in connection with the 1995 Chapter 11 proceedings.

     Interest expense was $113.8 million in Fiscal 1998 compared to $105.8 million in the prior year. This expense includes the accrual for the March 2, 1998 interest payment on the Senior Notes that was not paid. The increase in interest expense in Fiscal 1998 compared to the prior year primarily resulted from the supplemental term loan facility negotiated in August 1997, as part of the Credit Agreement. The increase in interest expense in Fiscal 1997 compared to Fiscal 1996 is principally a result of higher capitalized lease costs and renegotiated debt related to the Company's emergence from bankruptcy.

     The income tax provision for Fiscal 1998 was $51.4 million compared to a provision of $2.5 million in Fiscal 1997. The income tax provision for Fiscal 1998 represents the establishment of a valuation allowance for the Company's remaining deferred tax asset relating to temporary differences. During Fiscal 1997, the Company recorded an income tax provision of $2.5 million. The Company wrote down $8.5 million of the previously recorded income tax benefits and recorded a valuation allowance for the balance of the previously recorded benefits relating to the use of operating loss carryforwards.

Liquidity and Capital Resources

     Chapter 11 Filing

         Pursuant to the Disclosure Statement, Grand Union commenced a prepetition solicitation of votes by the holders of Senior Notes and preferred stock to accept or reject the Company's proposed Plan of Reorganization. The Plan of Reorganization generally provides that trade and business creditors will be unimpaired and will continue to be paid in the ordinary course of business, so long as shipments are made to the Company under terms at least equivalent to those in place prior to January 27, 1998. The Plan of Reorganization further provides that (i) the Company's Senior Notes will be cancelled and exchanged for all of the reorganized Company's common stock; (ii) the Company's existing common stock will be cancelled and exchanged for five-year warrants to purchase approximately 1.5% of new common stock at an exercise price of $19.82 per share;
(iii) the Company's preferred stock will be cancelled and exchanged for (a) five-year warrants to purchase approximately 10.5% of the new common stock at an exercise price of $19.82 per share, (b) five-year warrants to purchase approximately 2.5% of the new common stock at an exercise price of $23.15 per share, and (c) four-year warrants to purchase approximately 1% of the new common stock at an exercise price of $12.32 per share; and (iv) the Company's warrants and stock options will be cancelled. At the conclusion of the solicitation period, which commenced on May 22, 1998 and ended on June 22, 1998, the Plan of Reorganization had been accepted by the requisite vote of the holders of the Senior Notes and by all holders of the preferred stock. Although Grand Union believes that the Plan of Reorganization will satisfy all requirements necessary for confirmation by the Bankruptcy Court, there can be no assurance that the Court will reach the same conclusion. Moreover, there can be no assurance that modifications of the Plan of Reorganization will not be required for confirmation or that such modifications would not necessitate the resolicitation of votes. On June 24, 1998, the Company filed a voluntary petition for relief under chapter 11 with the Bankruptcy Court.

     As previously reported, in recent months, the Company had been experiencing liquidity problems and had been unable to borrow the funds necessary to pay the interest due on its Senior Notes and finance its working capital and other business needs.

     Since March 2, 1998, the Company has been in default of its obligations under the Senior Notes and operating with waivers of cross defaults under the Credit Agreement. As of June 24, 1998, the Company has approximately $22 million of borrowings and approximately $33 million of outstanding trade letters of credit. In addition, the Filing by the Company constitutes an automatic default under the Credit Agreement.

     In connection with the Filing, on June 24, 1998, the Company entered into a $172,022,020 revolving credit agreement (the "DIP Facility") with SBC and LCPI (together, the "DIP Lenders"). The DIP Facility consists of a revolving credit facility in an aggregate amount of $172,022,020, inclusive of a $50 million letter of credit facility. Loans under the DIP Facility will be guaranteed by each of the Company's subsidiaries. The DIP Facility will mature upon the earlier of (i) October 22, 1998 or (ii) the effective date of the Plan of Reorganization.

         The proceeds of the DIP Facility will be used (i) to finance the working capital needs of the Company and its subsidiaries in the ordinary course of business, (ii) to finance the payment of Chapter 11 expenses, (iii) for general corporate purposes and (iv) to refinance the revolving credit and term loans and to replace, backstop or cash collateralize letters of credit outstanding under the Company`s existing Credit Agreement.

         The DIP Facility is secured by substantially all of the assets of Grand Union and its subsidiaries. The interest rate applicable to the DIP Facility will be equal to, at Grand Union's election, either (i) 1.5% above the higher of
(A) Citibank's prime rate and (B) the federal funds rate plus 0.50%, or (ii) 2.5% above the rate for eurodollar deposits for one, two or three weeks or one month (as selected by Grand Union) in the interbank eurodollar market. Grand Union will pay an underwriting fee of $1,100,000 and is required to pay a $25,000 per month administrative fee. In addition, Grand Union pays a commitment fee of 0.5% per annum on the average daily unused portion of the DIP Facility and a fronting fee of 0.125% on the aggregate undrawn face amount of outstanding letters of credit. The availability of the DIP Facility is conditioned, among other things, upon the entry of an order of the Bankruptcy Court approving the DIP Facility, which is anticipated to occur 15 days after the Filing.

     On the Consummation Date, Grand Union will enter into the Exit Facility. On April 23, 1998, Grand Union received a letter from SBC Warburg Dillon Read Inc., SBC, Lehman Brothers Inc. and LCPI, pursuant to which Swiss Bank Corporation and Lehman Commercial Paper Inc. (collectively, the "Agent Banks") committed to provide financing to Grand Union in the aggregate principal amount of $300 million upon consummation of the Plan of Reorganization. The Agent Banks, as agents for a syndicate of banks, financing institutions and other entities, including the Agent Banks (collectively, the "New Grand Union Lenders"), will provide Grand Union with the Exit Facility. The Exit Facility will be guaranteed by all of Grand Union's subsidiaries.

     The Exit Facility will be comprised of: (i) a $230 million term loan facility (the "Term Loan") and (ii) a $70 million revolving credit facility (the "Revolving Credit Facility"). The Term Loan and Revolving Credit Facility will mature on the fifth anniversary of the Consummation Date. The proceeds of the Exit Facility will be used to refinance the obligations under the DIP Facility and the Supplemental Term Loan claims under the existing Credit Agreement and the excess portion will be used for the working capital needs of Grand Union and its subsidiaries, including capital expenditures. Up to $50 million of the Revolving Credit Facility will be available for the issuance of letters of credit. The Exit Facility will be secured by substantially all of the assets of the Company and its subsidiaries. The availability of the Exit Facility is conditioned, among other things, upon the Bankruptcy Court having entered an order confirming the Plan of Reorganization on or before August 31, 1998.

     As of March 28, 1998, the Company had $17 million of borrowings and approximately $44 million of letters of credit outstanding under its $68 million revolving credit facility.

         Significant expenditures and resources used to finance such expenditures for the three fiscal years ended March 28, 1998 are reflected in the following table (in millions):

                                                                            Fiscal          Fiscal          Fiscal
                                                                             1998            1997            1996
                                                                            ------          ------          ------
Resources used:
  Debt and capital lease repayments                                       $    27.8         $    18.5       $   102.0
  Capital expenditures                                                         39.7              55.1            43.7
  Loan placement fees                                                           9.8                 -             3.1
  Operating activities                                                         36.1                 -            49.4
                                                                         =============   =============   =============
                                                                          $   113.4         $    73.6       $   198.2
                                                                         =============   =============   =============
Financed by:
  Net proceeds from sale of Class A Preferred Stock                       $    40.0         $    51.0       $       -
  Net proceeds from long-term debt                                             78.0               9.0               -
  Proceeds from New Bank Facility                                                 -                 -           137.2
  Property disposals                                                            5.9               8.0            11.0
  Operating activities                                                            -               0.4               -
                                                                         -------------   -------------   -------------
                                                                          $   123.9         $    68.4      $    148.2
                                                                         =============   =============   =============


Year 2000 Compliance

     The Company is working to assure business continuity with respect to the issues which are anticipated to arise related to the calendar year 2000. The Company is aware of many of the types of problems that could occur as the millennium approaches and is assessing any exposure from a product, services and systems standpoint, and working with customers, suppliers and partners. The Company intends to address all Year 2000 issues as they are identified. The Company's goal is to achieve maximum compliance both internally and externally. As part of the Company's goal to achieve year 2000 compliance, it will seek "millennium certification" and/or representations and warranties from suppliers, vendors and business partners about their Year 2000 compliance. The Company's Year 2000 effort is being coordinated by a Year 2000 Steering Committee comprised of several officers of the Company. Within the Company, resources are being committed, and projects are being planned and undertaken as required with the goal of achieving Year 2000 compliance. Based on current information, costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk.

Impact of New Accounting Standards

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires the reporting and display of comprehensive income and its components in an entity's financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) effective for fiscal years beginning after December 15, 1997. SFAS 131 provides accounting guidance for reporting information about operating segments and requires both interim and annual segment reporting.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132"), which will be effective for financial statements beginning after

December 15, 1997. SFAS No. 132 revises employers' disclosure about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

     These statements, which will be adopted by the Company in Fiscal 1999, affect financial statement presentation and disclosure but will not have an impact on the Company's consolidated financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") effective for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company currently does not have any derivative instruments and, therefore, does not expect the adoption of this SFAS to have an effect on the Company's financial position or results of operations.

Future Outlook

     Upon the Consummation of the Plan of Reorganization, the Company will be in a position to aggressively pursue opportunities that it could not previously. Due to an historically overleveraged balance sheet, the Company has had insufficient resources to appropriately fund capital expenditures. The significant reduction in debt, and the attendant reduction in interest expense, to be effected by a reorganization of the Company, together with the execution of the Exit Facility, will provide the Company with substantially improved liquidity, $50 million of which will be available upon emergence. This substantial reduction of debt and the availability of new funds should enable the Company to execute a capital expenditure program that will enhance the operations, profitability and competitiveness of the Company. The marketing strategies of the new senior management team instituted in the second half of Fiscal 1998 will continue. The Company has determined that to maximize profitability, it should (i) expand its existing store base, including the development of new stores and the remodeling of existing units; (ii) implement a program for maximizing advertising and promotion allowance revenues from the company's suppliers; and (iii) perform ongoing evaluation and, when appropriate, close or modify store locations that are not adequately contributing. The Company remains committed to building its sales base in existing stores. An objective of reducing operating costs in both the stores and administration will continue in conjunction with the focus on improving store conditions and customer service.

Special Note Concerning Forward-Looking Statements

     Except for historical information, statements by the Company under the caption "Future Outlook" and elsewhere in this report may be considered "forward-looking statements" within the meaning of federal securities law. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the competitive environment in which the Company operates, the ability of the Company to maintain and improve its gross sales and margins, the liquidity of the Company on a cash flow basis (including the Company's ability to comply with the financial covenants of its credit agreement and to fund the Company's capital expenditure program), the Company's ability to complete its capital expenditures on a timely basis, the success of operating initiatives, the viability of the Company's strategic plan, regional weather conditions, and the general economic conditions in the geographic areas in which the Company operates. Although Grand Union believes that the Consummation Date will occur within the next two months, there can be no assurance as to such timing or as to the Consummation of the Plan of Reorganization.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.  Financial Statements and Supplementary Data

     The Financial Statements and Supplementary Data listed below are included in this report on the page indicated.

Index to Financial Statements:


Document                                                                                          Page
Reports of Independent Accountants                                                                 F-1

Consolidated Statement of Operations for the 52 weeks ended March 28, 1998 and
   March 29, 1997 and the 41 weeks ended March 30, 1996 (Successor Company)
   and the 11 weeks ended June 17, 1995 (Predecessor Company)                                      F-3


Consolidated Balance Sheet at March 28, 1998 and March 29, 1997                                    F-4

Consolidated Statement of Cash Flows for the 52 weeks ended March 28, 1998 and
   March 29, 1997 and the 41 weeks ended March 30, 1996 (Successor Company)
   and the 11 weeks ended June 17, 1995 (Predecessor Company)                                      F-5

Notes to Consolidated Financial Statements                                                         F-6

     All other schedules are omitted either because they are not applicable or the required information is disclosed in the consolidated financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     The names, ages and present principal occupations of the directors and executive officers of Grand Union as of June 26, 1998, are set forth below.


Name                                                  Age     Position
----                                                  ---     --------
J. Wayne Harris..................................      59     Director, Chairman and Chief Executive Officer
Jack W. Partridge, Jr............................      53     Director, Vice Chairman and Chief Administrative Officer
Gary M. Philbin..................................      41     Director, President and Chief Merchandising Officer
Jeffrey P. Freimark..............................      43     Executive Vice President and Chief Financial Officer
Raymond H. Ayers.................................      53     Corporate Vice President, Real Estate
L. Andrew DePaolis...............................      55     Corporate Vice President, Advertising and Marketing
Jasper S. Meadows................................      47     Corporate Vice President, Grocery and General Merchandising
Francis E. Nicastro..............................      56     Corporate Vice President and Treasurer
Glenn J. Smith...................................      34     Corporate Vice President, General Counsel and Assistant Secretary
Donald C. Vaillancourt...........................      53     Corporate Vice President, Public Affairs Counsel and Secretary
Jordan H. Krimstein..............................      67     Director
Mark H. Manski...................................      46     Director
Martha A. Pritchard..............................      42     Director


     Mr. Harris has been a Director, Chairman and Chief Executive Officer of the Company since August 1, 1997. From September, 1992 until joining the Company, Mr. Harris served as: Senior Vice President, North East Operations, The Great Atlantic and Pacific Tea Company ("A&P"), a leading supermarket chain; Executive Vice President and Chief Operating Officer for A&P's US Operations; and, most recently, Chairman and Chief Executive Officer of A&P Canada, Ltd. Between 1986 and 1992, Mr. Harris was President of the Cincinnati/Dayton Division of The Kroger Company ("Kroger"), the largest food retailer in the United States.

     Mr. Partridge has been a Director of Grand Union since January 15, 1998 and was elected Vice Chairman and Chief Administrative Officer effective January 5, 1998. Mr. Partridge joined Grand Union after a 23-year career with Kroger, where he served as Group Vice President and a member of the company's Senior Management Committee.

     Mr. Philbin has been a Director of the Company since October 30, 1997, and was elected President and Chief Merchandising Officer of the Company on October 3, 1997. From June, 1996 until joining the Company, Mr. Philbin was Executive Vice President in charge of Merchandising and Operations for the Cub Food Store Division of SuperValu, Inc. Before joining Cub Foods, Mr. Philbin was Vice President of Merchandising with the Waldbaum's Division of A&P from July,

1993. Prior to his employment with Waldbaum's, Mr. Philbin served in merchandising and operations capacities with Kroger commencing in January 1990.

     Mr. Freimark has been the Company's Executive Vice President and Chief Financial Officer since March 3, 1997. From March 3, 1997, to January 5, 1998, Mr. Freimark also served as the Company's Chief Administrative Officer. Prior to joining the Company, Mr. Freimark served as Executive Vice President and Chief Financial Officer of Pueblo Xtra International, Inc., a leading supermarket chain in the Commonwealth of Puerto Rico and the Territory of the U.S. Virgin Islands, from 1992 and as Senior Vice President, Finance, Administration and Treasurer beginning in 1986. Prior to that he was Vice President-Finance and Corporate Secretary of Kings Super Markets, Inc., a New Jersey supermarket chain.

     Mr. Ayers has been the Corporate Vice President in charge of Real Estate since 1988. He has been with the Company for 30 years. Prior to his present position, Mr. Ayers served in several capacities in the Real Estate Department, starting in 1968, as a trainee.

     Mr. DePaolis has been the Corporate Vice President in charge of Advertising and Marketing since 1996. Mr. DePaolis served as Corporate Vice President of Advertising and Sales Promotion from 1990 until 1996 when he was appointed to his present position. Mr. DePaolis joined the Company in 1968, spending most of his time in the Advertising Department.

     Mr. Meadows has been Corporate Vice President in charge of Grocery and General Merchandise since May 1997. Preceding that Mr. Meadows served in various positions in the Company's Grocery and General Merchandise Department. He joined the Company in 1972 as a trainee in our stores.

     Mr. Nicastro has been Corporate Vice President and Treasurer of the Company since September 1989. Prior to that, he spent 20 years with the Singer Company, a manufacturing company, the last three of which were as Treasurer.

     Mr. Smith has been Corporate Vice President, General Counsel and Assistant Secretary since February 1998. Mr. Smith commenced his employment with Grand Union in August 1995 as Director of Labor Relations and Employment Practices. He was promoted to Vice President of Labor and Employment Counsel in May 1997 and to Vice President, General Counsel and Assistant Secretary in August 1997. Prior to joining Grand Union, Mr. Smith was an Associate with the law firm of Grotta, Glassman and Hoffman, P.A., in Roseland, New Jersey from September 1991 to August 1995.

     Mr. Vaillancourt has been Corporate Vice President, Public Affairs Counsel and Secretary since June, 1997. Prior to that he served in a number of capacities with the Company. Effective January 1985, Mr. Vaillancourt became Corporate Vice President, Corporate Communications and Consumer Affairs. Effective January 1980, he was appointed Vice President, Corporate Communications and Consumer Affairs. Effective October 1976, he became Director, Corporate Communications and Consumer Affairs. In December 1971, he was promoted to Assistant to the Director of Public Relations.

     Mr. Krimstein has been a Director since October 30, 1997. Mr. Krimstein currently serves as the National President of the School of the Art Institute of Chicago Alumni Association and is a member of the School's Board of Governors. In 1995, Mr. Krimstein retired from his position as Executive Vice President and Executive Creative Director for the Chicago office of Campbell, Mithun, Esty, Inc., a large advertising agency headquartered in Minneapolis, Minnesota. Mr. Krimstein was with Campbell, Mithun, Esty, Inc. for 38 years in a variety of positions.

     Mr. Manski has been a Director since October 30, 1997. Mr. Manski has been President and Founder of the RoundHill Group, Ltd., since 1994. The firm specializes in strategic, operational, management and financial advisory services to middle market companies. From 1993 to 1994, Mr. Manski was President and Chief Executive Officer of The Direct Marketing Group, Inc. ("DMG"), a large independent full service direct response marketing firm. From 1983 until joining DMG, Mr. Manski was with IBJ Schroder Bank & Trust Company, where he was a Senior Vice President and deputy head of the bank's Credit Division.

     Ms. Pritchard has been a Director since October 30, 1997. Ms. Pritchard is a Principal of Bick Capital Advisors, Inc., a financial advisory firm. From 1995 to 1997, Ms. Pritchard was a founding partner and Managing Director, Head of High Yield Bond Sales for Toronto Dominion Securities (USA), Inc., an investment banking firm. From 1991 to 1994, Ms. Pritchard was Vice President, High Yield Bond Sales with Salomon Brothers, Inc., an investment banking firm. Prior to that, Ms. Pritchard worked with Dillon, Read & Co., Inc., Salomon Brothers, Inc, and The Bank of New York.

     Executive officers of the Company are appointed and serve at the discretion of the Board of Directors. Each director of the Company is elected for a period of one year and will serve until his or her successor is duly elected and qualified. On the Consummation Date, the Board of Directors of Grand Union shall consist of eleven members, eight of whom shall be selected by the Unofficial Noteholder Committee and three of whom shall be Messrs. Harris, Partridge, and Philbin, who shall serve as directors for the entire term of their employment agreements. Notwithstanding the foregoing, the Board of Directors may consist of fewer than eleven members so long as, unless the Unofficial Noteholder Committee agrees otherwise, the members of the Board of Directors who are not either Mr. Harris, Mr. Partridge or Mr. Philbin have at least five-sevenths (5/7ths) of the voting power on the Board of Directors.

     In addition, the following individuals served as directors or executive officers of the Company during Fiscal 1998:


Name                                               Positions                                                  Served through
----                                               ---------                                                  --------------
Roger E. Stangeland..............................  Director, Chairman Emeritus                                April 22, 1998
                                                   Chairman of the Board and Chief Executive Officer          October 1, 1997
James J. Costello................................  Director                                                   April 22, 1998
Geoffrey T. Moore................................  Director                                                   April 22, 1998
Clifford A. Miller...............................  Director                                                   April 22, 1998
J. Richard Stonesifer............................  Director                                                   April 22, 1998
Gilbert C. Vuolo.................................  Senior Vice President, Human Resources and Labor           March 3, 1998
                                                   Relations
William E. Kinslow...............................  Corporate Vice President, Management Information           October 3, 1997
                                                   Systems
William G. Kagler................................  Director                                                   August 26, 1997
Daniel E. Josephs................................  Director                                                   August 8, 1997
David Y. Ying....................................  Director                                                   July 28, 1997
John W. Schroeder................................  Vice President, General Counsel and Secretary              May 15, 1997
Joseph J. McCaig.................................  Director, President and Chief Executive Officer            May 7, 1997


Item 11.  Executive Compensation

Executive Compensation

     The following table sets forth compensation paid or accrued by the Company during the three fiscal years ended March 28, 1998 ("Fiscal 1998"), March 29, 1997 ("Fiscal 1997") and March 30, 1996 ("Fiscal 1996"), to the Company's Chief Executive Officer, four other executive officers, and two other executive officers who separated from the Company during Fiscal 1998, one of whom served as the Company's Chief Executive Officer during Fiscal 1998 and another whose salary and bonus exceeded $100,000 for Fiscal 1998 (collectively, the "Named Executive Officers"), for services rendered to the Company and its subsidiaries in all capacities during such three fiscal year period:


                                                                                    Long Term
                                                                                   Compensation
                                                    Annual Compensation               Awards
                                              ------------------------------        Securities
                                                                                    Underlying                  All Other
Name and Principal Position      Year         Salary($)         Bonus ($)(1)      Options/SARs(#)          Compensation ($)(2)
                                 ----         ---------         ------------      ---------------          -------------------

J. Wayne Harris............       1998          394,402              415,384        1,250,000                    118,693
  Chairman and Chief
  Executive Officer

Gary M. Philbin............       1998          168,347              168,269          450,000                     27,685
  President and Chief
  Merchandising Officer

Jeffrey P. Freimark........       1998          330,436              222,000           95,000                    643,205
  Executive Vice
  President and Chief
  Financial Officer

Francis E. Nicastro........       1998          173,100               29,760            6,500                      6,752
  Corporate Vice                  1997          160,484                    0                0                      6,355
  President and Treasurer         1996          149,858               36,838            5,800                      4,411

Raymond H. Ayers.........         1998          157,242               32,788           15,000                      6,460
  Corporate Vice
  President Real Estate

FORMER EXECUTIVES
Joseph J. McCaig                  1998           91,745               16,246                0                  1,101,085
  President and Chief             1997          538,462               39,939                0                     13,221
  Executive Officer               1996          454,310               90,000           47,800                    181,786



Gilbert C. Vuolo............      1998          182,308                    0                0                    204,858
  Senior Vice President,          1997          188,715                    0                0                      4,920
  Human Resources                 1996          145,792               29,440            6,560                      4,244

-----------
The "Other Annual Compensation" column was omitted since the aggregate amount of perquisites and other personal benefits in respect of Fiscal 1998, Fiscal 1997, and Fiscal 1996 is less than the lower of $50,000 or 10% of the total annual salary and bonus reported for each of the Named Executive Officers and no other compensation of the type required to be described in the "Other Annual Compensation" column was paid in Fiscal 1998, Fiscal 1997, or Fiscal 1996.

(1) Included in the "Bonus" column for Fiscal 1998 are amounts paid during the fiscal year ending April 3, 1999 for performance in Fiscal 1998. For Fiscal 1997 the amounts in the "Bonus" column represent payments made during Fiscal 1998 for performance in Fiscal 1997. All amounts included in the "Bonus" column for Fiscal 1996 are retention payments paid to the Named Executive Officers for their remaining in the Company's employ from the bankruptcy through the end of Fiscal 1996.

(2) "All Other Compensation" includes the following: (i) contributions to the Company's Savings Plan under Section 401(k) made by the Company in Fiscal 1998 for each of the named executive officers as follows: Mr. McCaig - $331; Mr. Freimark - $625; Mr. Nicastro - $1,538; Mr. Ayers - $1,535 and Mr. Vuolo - $1,414. The amounts for Fiscal 1997 and Fiscal 1996, respectively, were as follows: Mr. McCaig - $1,875 and $1,414; Mr. Nicastro - $1,543 and $520; and Mr.

       Vuolo - $1,598 and $1,516 and (ii) premium payments for life insurance made by the Company in Fiscal 1998 for each of the named officers were as follows: Mr. Harris - $10,887; Mr. McCaig - $754; Mr. Philbin - $2,818; Mr. Freimark - $3,708; Mr. Nicastro - $5,214; Mr. Ayers - $4,925 and Mr. Vuolo - $3,444. The amounts for Fiscal 1997 and Fiscal 1996, respectively, were as follows: Mr. McCaig - $11,346 and $10,843; Mr. Nicastro - $4,812 and $4,811; and Mr. Vuolo - $3,322 and $2,416. The
       Fiscal 1998 amounts for Messrs. Harris, Philbin and Freimark include payments for relocation costs incurred when joining the Company, in the following amounts: Mr. Harris - $107,806; Mr. Philbin - $24,867; and Mr. Freimark - $638,872. The Fiscal 1998 amounts for Mr. McCaig and Mr. Vuolo include payments connected with their separation from the Company, in the following amounts: Mr. McCaig - $1,100,000 and Mr. Vuolo - $200,000. The Fiscal 1996 amount for Mr. McCaig includes $169,217, which is the value of securities distributed from custodial accounts established pursuant to non-competition, and confidentiality agreements entered into by Mr. McCaig in August 1993. This amount was distributed as a result of the Company's filing for bankruptcy in 1995, and offset the Company's obligations to the executive under The Grand Union Company Supplemental Retirement Program for Key Executives.

Harris Employment Agreement

     Mr. Harris, the Company's Chairman and Chief Executive Officer, is employed by the Company pursuant to a four-year employment agreement dated as of August 1, 1997 (the "Harris Employment Agreement"). Pursuant to the Harris Employment Agreement, Mr. Harris is entitled to receive (a) an annual salary of $600,000 (prorated during the first and last fiscal years during the term of the agreement); (b) bonus compensation determined in accordance with the Company's Bonus Plan (i) for the fiscal year ended March 28, 1998, up to a maximum bonus equal to 120% of his base salary paid for such period, and subject to a guaranteed minimum bonus for such period equal to 75% of the base salary actually paid to him during such period and (ii) during the remaining term of the Harris Employment Agreement, with a bonus of at least 100% of Mr. Harris's base salary, subject to achievement by the Company of performance targets determined by the Compensation Committee of the Company's Board of Directors; and (c) payment or reimbursement of the costs of maintaining a residence near the Company's principal executive offices (and/or relocation expenses if Mr. Harris relocates to a permanent residence near the Company's principal executive offices) and weekly travel between such residence and another residence maintained by Mr. Harris.

     In connection with the execution of the Harris Employment Agreement, Mr. Harris was also granted options under the Company's 1995 Equity Incentive Plan (the "EIP") to purchase an aggregate of 1,250,000 shares of the Company's common stock at the prices and on the terms described herein and in the EIP. Except as otherwise noted, all of the options are exercisable for ten years from the date of grant, unless earlier terminated. Such options become exercisable as follows:
(i) options to purchase 500,000 shares at an exercise price equal to $1.375 (the closing price as reported by NASDAQ-National Market on August 1, 1997), which became exercisable immediately; (ii) options to purchase 100,000 shares at an exercise price equal to $1.375, which became exercisable immediately upon approval by stockholders of the Company of an amendment to the EIP; (iii) options to purchase 200,000 shares at an exercise price equal to $1.375, which shall become exercisable if and when the Company shall have earnings before interest, tax, depreciation and amortization expense ("EBITDA") of an aggregate of at least $147 million for any 13 continuous 4 week fiscal reporting periods commencing after August 1, 1997 and ending on or before the end of the Company's fiscal year ending in 2000; (iv) options to purchase 150,000 shares at an exercise price equal to $2.375, which become exercisable on and after August 1, 1998; (v) options to purchase 150,000 shares at an exercise price equal to $3.375, which become exercisable on and after August 1, 1999; and (vi) options to purchase 150,000 shares at an exercise price equal to $4.375, which become exercisable on and after August 1, 2000.

     Pursuant to the Harris Employment Agreement and if he completes his four year term thereunder, Mr. Harris will be credited with his years of service with the Company plus 7 additional years of service for purposes of the Company's Supplemental Retirement Plan for Key Executives. If Mr. Harris does not complete the term of the Harris Employment Agreement or if he works additional years after completing the term of the Harris Employment Agreement, he may be credited with a different number of years of additional service. Mr. Harris is also entitled to other employee benefits which the Company believes to be customary for executives in Mr. Harris's position, and he and the Company have agreed to rights of termination, payments and other benefits on termination under certain circumstances, confidentiality, and non-competition, in each case which the Company believes to be customary for agreements with executives in Mr. Harris's position.

     In connection with the Plan of Reorganization, Grand Union and Mr. Harris will execute an amendment to his employment agreement (the "Harris Amendment"), which will amend and restate Mr. Harris' employment agreement and will become effective as of the Consummation Date. Under the terms of the Harris Amendment, Mr. Harris will be employed by Grand

Union for a four-year term of employment beginning on the Consummation Date and will be entitled to receive (a) an annual salary of $600,000; (b) bonus compensation determined in accordance with the Company's Executive Annual Incentive Bonus Plan (the "EAIB Plan") up to a maximum bonus equal to 125% of his base salary paid for such period, subject to the achievement by Grand Union of specified EBITDA targets determined by the Compensation Committee; and (c) so long as Mr. Harris does not maintain a permanent residence within 100 miles of Grand Union's principal office, payment or reimbursement of the costs of maintaining a local residence near Grand Union's principal executive offices (subject to income tax gross-up procedures) and weekly travel between Grand Union's principal executive offices and the permanent residence maintained by Mr. Harris.

     Pursuant to the Harris Amendment, for purposes of Grand Union's Supplemental Retirement Plan for Key Executives, Mr. Harris will be credited with 7 additional years of service, plus one year for each year of service with Grand Union. In addition, Mr. Harris will be credited with a total of 15 years of service (inclusive of the aforementioned years of service) if Mr. Harris completes his full term of employment under the Harris Amendment. Mr. Harris will also be entitled to other employee benefits which Grand Union believes to be customary for executives in Mr. Harris's position. The Harris Amendment provides for rights of termination, payments and other benefits on termination under certain circumstances, confidentiality, and non-competition, in each case which Grand Union believes to be customary for agreements with executives in Mr. Harris's position.

Partridge Employment Agreement

     Mr. Partridge, the Company's Vice Chairman and Chief Administrative Officer, is employed by the Company pursuant to a four-year employment agreement dated as of January 5, 1998 (the "Partridge Employment Agreement"). Pursuant to the Partridge Employment Agreement, Mr. Partridge is entitled to receive: (a) a one-time signing bonus of $75,000; (b) an annual salary of $350,000 per year, prorated based on the actual number of weeks worked during the fiscal years ending 1998 and 2002; (c) bonus compensation in an amount determined by the Company's Compensation Committee based on the achievement of specified EBITDA targets established by the Compensation Committee, subject to the following: (x) for the fiscal year ending March 28, 1998 and the first half of the fiscal year ending March 27, 1999, the minimum bonus payable for such period shall be 100% of Mr. Partridge's base salary paid for such period; and (y) for the second half of the fiscal year ending March 27, 1999, the maximum bonus payable shall be 125% of Mr. Partridge's base salary for the applicable period; and (d) payment or reimbursement of the reasonable costs of local accommodations for Mr. Partridge and appropriate travel expenses for Mr. Partridge between such accommodations and Wayne, New Jersey.

     In connection with the execution of the Partridge Employment Agreement, Mr. Partridge was also granted options to purchase up to 450,000 shares of the Company's common stock on the terms and subject to the conditions set forth below and in the EIP. Except as otherwise noted, all of the options are exercisable for ten years from the date of grant, unless earlier terminated. Such options become exercisable as follows: (i) options to purchase 175,000 shares at an exercise price equal to $2.0625 (the closing price as reported by NASDAQ SmallCap Market on the Effective Date), exercisable immediately; (ii) options to purchase 75,000 shares at an exercise price equal to $2.0625, which shall become exercisable if and when the Company shall have earnings before interest, tax, depreciation and amortization expense of an aggregate of at least $147 million for any 13 continuous 4 week fiscal reporting periods commencing on the Effective Date and ending on or before the end of the Company's fiscal year ending in 2000; (iii) options to purchase 100,000 shares at an exercise price equal to $3.0625, exercisable on or after January 5, 1999; and (iv) options to purchase 100,000 shares at an exercise price equal to $4.0625, exercisable on or after January 5, 2000.

     Pursuant to the Partridge Employment Agreement, Mr. Partridge will be credited with 7 additional years of service for purposes of the Company's Supplemental Retirement Plan for Key Executives if he completes his four year term under the Partridge Employment Agreement.

     In connection with the Plan of Reorganization, Grand Union and Mr. Partridge will execute an amendment to his employment agreement (the "Partridge Amendment"), which will amend and restate Mr. Partridge's employment agreement and will become effective as of the Consummation Date. Under the terms of the Partridge Amendment, Mr. Partridge will be employed by Grand Union for a four-year term of employment beginning on the Consummation Date and will earn cash compensation during the term of employment as follows: (a) base salary at an annual rate of $350,000; (b) bonus compensation determined in accordance with the EAIB Plan up to a maximum bonus equal to 125% of his base salary paid for such period, subject to the achievement by Grand Union of specified EBITDA targets determined by the Compensation Committee, with the exception that Mr. Partridge shall receive a guaranteed bonus payment equal to a minimum of 100% of his base salary paid to him for the first half of fiscal year 1999; and (c) so long as Mr. Partridge does not maintain a permanent resident within 100 miles of Grand Union's principal office, payment or reimbursement of the cost of maintaining a local residence near Grand Union's principal executive office (subject to income tax gross-up procedures) and appropriate travel expenses for Mr. Partridge between Grand Union's principal executive offices and such permanent residence.

     Pursuant to the Partridge Amendment, for purposes of Grand Union's Supplemental Retirement Plan for Key Executives, Mr. Partridge will be credited with 7 additional years of service, plus one year for each year of service with Grand Union. The Partridge Amendment also contains provisions concerning other employee benefits, rights of termination, payments and other benefits on termination under certain circumstances, confidentiality, and non-competition, which Grand Union believes to be customary for agreements with executives in Mr. Partridge's position.

Philbin Employment Agreement

     Mr. Philbin, the Company's President and Chief Merchandising Officer, is employed by the Company pursuant to a four-year employment agreement dated as of October 3, 1997 (the "Philbin Employment Agreement"). Pursuant to the Philbin Employment Agreement, Mr. Philbin is entitled to receive (a) an annual salary of $350,000 (prorated during the first and last fiscal years during the term of the agreement); (b) bonus compensation determined in accordance with the Company's Bonus Plan (i) for the fiscal year ended March 28, 1998 subject to a guaranteed minimum bonus for such period equal to 100% of the base salary actually paid to him during such period and (ii) during the remaining term of the Philbin Employment Agreement, with a bonus target of up to 100% of Mr. Philbin's base salary if the Company achieves the performance targets determined by the Compensation Committee of the Company's Board of Directors; and (c) payment or reimbursement of the costs of travel by Mr. Philbin and his immediate family between the New York/New Jersey metropolitan area and the Midwestern United States. In connection with the execution of the Philbin Employment Agreement, Mr. Philbin received an interest-free loan from the Company in the amount of $225,000, repayable upon the expiration or earlier termination of the Philbin Employment Agreement.

     In connection with the execution of the Philbin Employment Agreement, Mr. Philbin was also granted options under the EIP to purchase an aggregate of 450,000 shares of the Company's common stock at the prices and on the terms described herein and in the EIP. Except as otherwise noted, all of the options are exercisable for ten years from the date of grant, unless earlier terminated. Such options become exercisable as follows: (i) options to purchase 150,000 shares at an exercise price equal to $2.125 (the closing price as reported by NASDAQ-SmallCap Market on October 3, 1997), which became exercisable immediately; (ii) options to purchase 50,000 shares at an exercise price equal to $2.125, which shall become exercisable if and when the Company shall have EBITDA of an aggregate of at least $147 million for any 13 continuous 4 week fiscal reporting periods commencing after October 3, 1997 and ending or before the end of the Company's fiscal year ending in 2000; (iii) options to purchase 100,000 shares at an exercise price equal to $2.875, which become exercisable on and after October 3, 1998; (iv) options to purchase 75,000 shares at an exercise price equal to $3.625, which become exercisable on and after October 3, 1999; and (v) options to purchase 75,000 shares at an exercise price equal to $4.315, which become exercisable on and after October 3, 2000.

     Pursuant to the Philbin Employment Agreement, Mr. Philbin is entitled to be credited with 6 additional years of service for purposes of the Company's Supplemental Retirement Plan for Key Executives if he is employed by the Company on October 3, 2001, and is entitled to other employee benefits which the Company believes to be customary for executives in Mr. Philbin's position, and he and the Company have agreed to rights of termination, payments and other benefits on termination under certain circumstances, confidentiality, and non-competition, in each case which the Company believes to be customary for agreements with executives in Mr. Philbin's position.

     Pursuant to the Plan of Reorganization, Grand Union and Mr. Philbin will execute an amendment to his employment agreement (the "Philbin Amendment"), which will amend and restate Mr. Philbin's employment agreement and will become effective as of the Consummation Date. Under the terms of the Philbin Amendment, Mr. Philbin will be employed by Grand Union for a four-year term of employment beginning on the Consummation Date and will be entitled to receive an annual salary of $350,000; (b) bonus compensation determined in accordance with the EAIB Plan up to a maximum bonus equal to 125% of his base salary paid for such period, subject to the achievement by Grand Union of specified EBITDA targets determined by the Compensation Committee; and (c) payment or reimbursement of the costs of travel by Mr. Philbin and his immediate family between New York/New Jersey metropolitan area and the Midwestern United States.

     Pursuant to the Philbin Amendment, for purposes of Grand Union's Supplemental Retirement Plan for Key Executives, Mr. Philbin will be credited with 6 additional years of service, plus one year for each year of service with Grand Union. The Philbin Amendment also contains provisions concerning other employee benefits, rights of termination, payments and other benefits on termination under certain circumstances, confidentiality, and non-competition, in each case which Grand Union believes to be customary for agreements with executives in Mr. Philbin's position.

Employment Arrangements with Mr. Freimark

     Effective March 3, 1997, the Company hired Jeffrey P. Freimark to serve as the Company's Executive Vice President, Chief Financial and Administrative Officer. Pursuant to the terms of a letter dated January 29, 1997, the Company agreed to pay Mr. Freimark an initial annual base salary in the amount of $325,000, and a signing bonus in the amount of $150,000. In addition, Mr. Freimark was eligible to participate in the Company's annual incentive plan for management, with a maximum bonus of 48% of his base salary, based on achievement by the Company of certain financial and/or sales performance targets; provided, however, that for the fiscal year ending March 28, 1998, the Company guaranteed Mr. Freimark a minimum bonus payment of $25,000. Upon his hire, Mr. Freimark was also granted options to purchase 20,000 shares of the Company's Common Stock, vesting in equal increments over a four year period, all exercisable at a price of $3.688. Effective November 20, 1998, Mr. Freimark was granted a stock option (fully vested at the time of issuance) to purchase an additional 75,000 shares of the Company's Common Stock at an exercise price of $2.15625 per share. At the time of his hire, Mr. Freimark was also made eligible for other standard benefits provided to the Company's executive officers, including participation in the Company's Supplemental Retirement Plan for Key Executives.

     Mr. Freimark is currently Grand Union's Executive Vice President and Chief Financial Officer. In connection with the Plan of Reorganization, Grand Union and Mr. Freimark will execute an employment agreement (the "Freimark Employment Agreement") which will become effective on the Consummation Date. Under the terms of the Freimark Employment Agreement, Mr. Freimark will be employed by Grand Union for a four-year term of employment and will receive an annual base salary in the amount of $325,000. In addition, Mr. Freimark will participate in the EAIB Plan, with a maximum bonus of 100% of his base salary, based on achievement by Grand Union of certain specified EBITDA targets set by the Compensation Committee.

     Pursuant to the Freimark Employment Agreement and for purposes of Grand Union's Supplemental Retirement Plan for Key Executives, Mr. Freimark will be credited with 4 additional years of service, plus one year for each year of service with Grand Union. The Freimark Employment Agreement also contains provisions concerning other employee benefits, rights of termination, payments and other benefits on termination under certain circumstances, confidentiality, and non-competition, which Grand Union believes are customary for agreements with executives in Mr. Freimark's position.

Management Stock Options

     In connection with the consummation of the Plan of Reorganization, all currently outstanding options will be cancelled and Messrs. Harris, Philbin, Partridge and Freimark (collectively, the "Senior Managers") will be granted options under the EIP to purchase an aggregate of 2,138,693 shares of Grand Union's common stock at the prices and on the terms described herein and in the EIP. Except as otherwise noted, all of the options are exercisable for four years from the Consummation Date, unless earlier terminated. The options will be granted to the Senior Managers in five tranches and exercisable as follows: (i) 306,122 options at an exercise price of $12.32 per share; (ii) 466,176 options exercisable when fiscal year end EBITDA is at least $125 million at an exercise price of $12.32 per share; (iii) 313,923 options exercisable when fiscal year end EBITDA is at least $135 million at an exercise price of $12.32 per share;
(iv) 317,094 options exercisable when fiscal year end EBITDA is at least $145 million at an exercise price of $10.65 per share; and (v) 735,377 options exercisable when fiscal year end EBITDA is at least $155 million at an exercise price of $10.65 per share. With respect to each tranche, Messrs. Harris, Partridge, Philbin and Freimark will be entitled to 50%, 20%, 20% and 10%, respectively, of the options granted. The Compensation Committee will be required to certify in writing or in approved minutes of the Committee that the foregoing performance standards have been satisfied prior to the exercise of the respective option. The options granted to Senior Managers will vest ratably across each tranche as follows: (a) one-fifth on the Consummation Date; (b) one-fifth on each of the first three anniversaries of the Consummation Date; and
(c) one-fifth on the ninetieth day immediately prior to the fourth anniversary of the Consummation Date. The vested options and shares received upon exercise of options ("Option Shares") will become transferable in tranches of 20%, 20%, 30% and 30% (expressed as a percentage of vested and unvested options) on each of the first four anniversaries, respectively, of the date of grant. Except as described in the preceding sentence and except for transfers in connection with estate planning, the options and Option Shares will not be transferable during the term of a Senior Manager's employment.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values


Name
----                         Number of Securities                        Value of
                            Underlying Unexercised               Unexercised In-the-Money
                           Options/SARs at FY-End(#)            Options/SARs at FY-End ($)
                        -------------------------------       -------------------------------
                        Exercisable       Unexercisable       Exercisable       Unexercisable
                        -----------       -------------       -----------       -------------

J. Harris                  600,000             650,000               0                0
G. Philbin                 150,000             300,000               0                0
J. Freimark                 80,000              15,000               0                0
R. Ayers                    20,800                   0               0                0
L. DePaolis                 25,800                   0               0                0
J. Meadows                  27,200                   0               0                0
F. Nicastro                 12,600                   0               0                0
G. Smith                    15,000                   0               0                0
D. Vaillancourt             20,800                   0               0                0

     In connection with the consummation of the Plan of Reorganization all currently outstanding options will be cancelled.

Pension Plan Table

     The table below shows, on a combined basis for The Grand Union Company Employees' Retirement Plan (the "Retirement Plan"), and The Grand Union Company Supplemental Retirement Program for Key Executives (the "Supplemental Plan"), the estimated annual benefit payable upon retirement to specified compensation and years of service classifications of 5, 10 and 15 or more years of service. The credited years of service under these plans for Messrs. McCaig and Freimark are 23 and 0 years, respectively. Messrs. Harris, Partridge, and Philbin will be eligible to participate in the Retirement Plan effective January 1, 1999; they were participants in the Supplemental Plan immediately upon hire. Messrs. Ayers, Nicastro, and Vuolo are not entitled to any Supplemental Plan benefits. The current base compensation set forth in the "salary" column of the Summary Compensation Table does not differ substantially from covered compensation under these Plans. The retirement benefits shown are based upon retirement at age 62 and the payment of a single-life annuity to the employee.

                                                   Years of Service
                                     ------------------------------------------
                                          5              10         15 or more
                                     ----------     ----------     ------------

 $100,000.......................     $   21,667     $   43,333     $   65,000
  150,000.......................         32,500         65,000         97,500
  200,000.......................         43,333         86,667        130,000
  250,000.......................         54,167        108,333        162,500
  300,000.......................         65,000        130,000        195,000
  350,000.......................         75,833        151,667        227,500
  400,000.......................         86,667        173,333        260,000
  450,000.......................         97,500        195,000        292,500
  500,000.......................        108,333        216,667        325,000
  550,000.......................        119,167        238,333        357,500
  600,000.......................        130,000        260,000        390,000
  650,000.......................        140,833        281,667        422,500

The estimated Retirement Benefits shown below are expressed in the form of an annuity commencing at age 65. Note that the actual Retirement Benefit that each participant eventually receives from the Retirement Plan may be lower upon application of the statutory benefit limitations under Section 415 of the Code. In addition, each participant may elect to receive his Retirement Benefit as early as age 55 (provided the participant has ten years of service) in an actuarially reduced amount, or under one of the optional forms of payment.


                                              Estimated
                                      Qualified Retirement Plan
                                            Age 65 Annual
                                    Accrued Benefit as of 3/28/98
                                    -----------------------------
             J. McCaig                         $56,000
             F. Nicastro                       $16,700
             R. Ayers                          $40,800
             G. Vuolo                          $48,700



The benefits actually payable to an individual executive are reduced, in some cases substantially, through offsets for primary Social Security benefits and the actuarial equivalent of the value of securities received by those executives who received distributions in 1995 and 1994. Mr. McCaig received prior distributions totaling $208,535 during 1994 and 1995. The estimated social security and total offset amounts are $18,000 and $227,000, respectively. These amounts are expressed as a single life annuity payable beginning at age 62 based on the Supplement Plan's definition of actuarial equivalence and a 7% interest rate conversion assumption.

The Grand Union Company Employees' Retirement Plan

     The Retirement Plan is a tax-qualified, noncontributory retirement plan, providing retirement benefits for the Company's eligible salaried and hourly non-union employees, union employees not covered by other pension plans, and all of its officers. Under the Retirement Plan, a participant's benefit is generally 1.5% of the average of his or her five consecutive years of highest annual compensation multiplied by years of service not in excess of 35 minus primary social security benefits. Benefits under the plan are paid under several alternatives, including monthly or lump sum payments at the employee's election. Benefits are normally payable at age 65; however, the plan provides for early retirement with reduced benefits commencing at age 55. The Code places certain limits on pension benefits which may be paid under plans qualified under the Code.

Supplemental Retirement Plan For Key Executives

     The Supplemental Plan is a non-qualified pension plan pursuant to which certain key employees of the Company and its affiliates ("Participants") earn a supplemental pension in addition to the pension benefit to which they are entitled under the Retirement Plan. The pension benefit formula under the Supplemental Plan is expressed as an annual pension, payable monthly (i) if the Participant is not married on his retirement date, for the Participant's life, or (ii) if the Participant is married on his retirement date, the same amount as described in clause (i) for the duration of the Participant's life and thereafter 50% of such amount for the duration of the life of the Participant's surviving spouse. The amount of the annual pension payable upon retirement at age 62 or later is determined as the "target benefit" minus the "plan offsets". The "target benefit" is an annual pension equal to the product of 4-1/3% of the Participant's final year's base salary rate in effect immediately prior to his separation or as may be adjusted by the committee administering the Supplemental Plan in its sole discretion, multiplied by the Participant's number of years of actual or deemed credited service (in most cases, up to 15 years) under the Supplemental Plan. "Plan offsets" for Participants retiring at age 62 or later are equal to the sum of the Participant's (i) primary Social Security benefits payable at the later of age 62 or the Participant's actual retirement age, (ii) benefits under the Retirement Plan payable at the later of age 62 or the Participant's actual retirement age in the form of a single life annuity, and
(iii) benefits, if any, payable from the qualified retirement plan(s) of the Participant's previous employer(s). Participants may also retire early (i) at or after attaining age 50 but prior to attaining age 55, with the consent of the Company (the consent requirement is waived for a Participant who becomes disabled or is involuntarily terminated other than for cause), or (ii) at or after age 55, without any requirement for consent by the Company. For Participants who retire early, the "target benefit" is reduced by 5% per year for each year the Participant is under age 62. Supplemental Plan benefits are payable in an actuarially determined single sum no later than 30 days following the Participant's date of retirement or other termination of employment. In general, no Supplemental Plan benefits will be paid to a Participant whose employment with the Company terminates prior to the Participant's attaining age 50. In May 1995, the Supplemental Plan was modified to provide that (x) in the case of Mr. McCaig, the base salary would be deemed to be an amount not less than $500,000 and (y) notwithstanding the general requirement of the Supplemental Plan, benefits will not be paid to persons who retire prior to age 50, except persons who were participants in the Supplemental Plan prior to April 1, 1995, who will be eligible for early retirement without forfeiture of benefits under the Supplemental Plan from and after age 47 with Company consent. Pursuant to existing Harris Employment Agreement, the Partridge Employment Agreement and the Philbin Employment Agreement, as detailed above, Messrs. Harris, Partridge and Philbin were granted additional credited service under the terms of the Supplemental Plan. As further discussed above and in connection with the Plan of Reorganization, similar arrangements will exist under the Harris Amendment, the Partridge Amendment, the Philbin Amendment and the Freimark Employment Agreement.

Compensation of Directors

     Each non-employee director receives an annual fee of $25,000 for serving on the Board, and meeting fees of $1,500 for each Board meeting attended in person, $750 for each committee meeting attended in person and each telephonic Board meeting attended, and $375 for each telephonic committee meeting attended. In addition, the Chairman of the Audit Committee and the Chairman of the Compensation Committee, receive $500 for each Committee meeting they attend in person as Chairman and $250 for each telephonic committee meeting they attend as Chairman. In March 1998, in connection with the negotiations of the Plan of Reorganization, the Board formed a Special Committee comprised of Directors Krimstein, Manski and Pritchard. Members of the Special Committee were compensated as follows: 1) $2,000 for any in-person meetings and 2) $1,000 for any day requiring a significant time commitment toward the restructuring. In connection with duties arising from membership on the Special Committee, Mr. Krimstein received aggregate consideration of $36,000, Mr. Manski received aggregate consideration of $37,000 and Ms. Pritchard received aggregate consideration of $33,000. Effective July 1, 1997, Directors were eligible to elect to receive all or part of their annual retainer and fees in common stock. No stock was delivered to a director. In January 1998, the Board returned to an all cash compensation method. Directors receive reimbursement of reasonable expenses incidental to attendance at meetings of the Board of Directors or its committees.

     Each non-employee director also receives an automatic initial grant of options to purchase 5,000 shares of common stock, and additional grants to purchase 1,500 shares with each re-election by stockholders. All options have a term of ten years and generally become exercisable (i) six months after the grant date as to one-third of the shares, (ii) on the earlier of the first anniversary of the grant date or the annual meeting of stockholders closest thereto as to the second third of the shares and as to one share of any remainder, and (iii) on the earlier of the second anniversary of the grant date or the annual meeting of stockholders closest thereto as to the last third of the shares and the second share of any two-share remainder. All directors are reimbursed for expenses incurred on the Company's behalf.

Indemnification Agreements

     The Company has entered into indemnification agreements with each of its directors and executive officers pursuant to which the Company has agreed to indemnify such persons to the fullest extent permitted by law against expenses, judgments, fines, penalties or amounts paid in settlement actually and reasonably incurred by such person in connection with legal proceedings in which the person was involved by reason of being a director or officer of the Company. Under current law, such indemnification generally is available if such person acted in good faith and in a manner he or she reasonably believed to be in the best interests of the Company and, with respect to criminal proceedings, had no reasonable cause to believe his or her conduct was unlawful. Under current law, such person is not indemnified in respect of matters as to which he or she has been adjudged liable to the Company unless a court determines that, under the circumstances, he or she is reasonably entitled to such indemnification. Comparable indemnification rights are also provided pursuant to the Company's Certificate of Incorporation.

Severance Plans

     On and effective April 14, 1998, the Board of Directors adopted (i) The Grand Union Company Discretionary Severance Plan for Non-Union Associates (the "Discretionary Severance Plan") and (ii) The Grand Union Company Severance Plan for Exempt Personnel (the "Exempt Severance Plan"). The Discretionary Severance Plan and the Exempt Severance Plan supercede any prior severance plan or policy which may have existed prior to April 14, 1998. Generally, the Discretionary Severance Plan applies to all non-union, non-salaried, hourly associates working in the Company's stores and non-union hourly personnel who work in the Company's offices. Under the Discretionary Severance Plan, eligible terminated associates of the Company are generally eligible to receive the equivalent of one week's regular pay for each two years of service to a maximum of 26 weeks of total severance benefits. However, the Plan Administrator retains the absolute right and discretion to determine whether an employee will be offered severance benefits and the terms and amount of the severance benefits to be paid, if any. Subject to all of the terms and conditions of the Exempt Severance Plan, all salaried personnel at the Company's headquarters and salaried store personnel who are actively employed and working may be eligible to receive a severance benefit under the Exempt Severance Plan. Severance benefits under the Exempt Severance Plan will generally be payable to eligible employees terminated due to a job elimination, a reduction in force for economic reasons, a decision to outsource work performed by Company employees to a third party service provider, or another Company initiated event (other than the sale of a major business unit of the Company). Under the Exempt Severance Plan, eligible employees will receive a lump sum severance benefit of one week's pay. Additionally the Exempt Severance Plan provides for a lump-sum severance payment equal to (i) in the case of salaried employees holding the office of Senior Vice President or above, 18 months' base salary less the one week base severance benefit; (ii) in the case of salaried employees holding the office of Corporate Vice President, 12 months' base salary less the one week base severance benefit; (iii) in the case of salaried employees holding the office of appointed vice president or director, 6 months' base salary less the one week base severance benefit; and
(iv) in the case of all other salaried employees, one week's base salary for each year of service to the Company up to a maximum of 26 weeks less the one week base severance benefit. Any employee of the Company who has a separate written agreement with the Company, which provides for payment of severance benefits will receive no severance benefit under either the Discretionary Severance Plan or the Exempt Severance Plan. Each of the Senior Managers employment agreements (as will be amended pursuant to the Plan of Reorganization) contain provisions providing for termination payments that render them ineligible for severance benefits under the Discretionary Severance Plan and/or Exempt Severance Plan.

Change-in-Control Provisions

     Under the Company's EIP and 1995 Non-Employee Directors' Stock Option Plan, certain provisions take effect on a change in control of the Company. Under both plans, on the twentieth (20th) trading day prior to the effective date of the change in control, all stock options not otherwise vested become fully vested, and any restrictions or other conditions applicable to restricted stock or other incentives awarded under the Employee Plan lapse or are deemed satisfied and such awards become fully vested and/or immediately payable. In addition, the value of any canceled award is paid out in cash unless the award holder receives either (i) the right to acquire the same basket of cash and securities available to holders of Common Stock, or (ii) if pooling of interests is a condition of the transaction, an equivalent right in a successor security which would enable the transaction to qualify for pooling of interests. Under both plans, a change in control is defined to include: (1) any person, entity or Group (persons or entities acting together) is or becomes the beneficial owner of more than 50% of the Voting Stock of the Company (as defined below); (2) a consolidation, merger or sale of substantially all of the assets of the Company, with the effect that any person, entity or Group becomes the beneficial owner of more than 50% of the Voting Stock of the Company or the Company is not the surviving entity; (3) during any consecutive two-year period commencing July 1, 1996, individuals who constituted the Board of Directors at the beginning of such period, together with any new directors whose election by the Board of Directors or nomination for election by stockholders was approved by 66-2/3% of the directors who were in office at the beginning of the period or whose election or nomination was so approved, cease to constitute a majority of the Board of Directors then in office; or (4) any order, judgment or decree of dissolution or split-up of the Company, and such order remains undischarged or unstayed for a period in excess of 60 days. For purposes of determining whether a change in control has occurred, "more than 50% of the Voting Stock" means more than 50% of one or more classes of stock pursuant to which the holders have the general power to vote for the election of members of the Board of Directors, and the aggregate of such classes for which the person, entity or Group holds more than 50% has the power to elect more than 50% of the members of the Board of Directors.

     Pursuant to the Plan of Reorganization, each Senior Manager's employment agreement (as amended) will provide that if reorganized Grand Union terminates a Senior Manager without "Cause," or if such Senior Manager resigns for "Good Reason" (each as defined in their employment agreements), within twelve months following a "Change of Control" (as defined below), such Senior Manager shall be entitled to severance pay equal to the sum of (i) the product of (x) 2.99 times (y) 120% of such Senior Managers' base salary then in effect, plus (ii) such Senior Manager's accrued and unpaid bonus based on the ratable portion of EBITDA through the date of termination pursuant to such Senior Managers' existing employment contracts and the continuation of certain other benefits as set forth in the agreements. "Change of Control" shall mean, after the Consummation Date, the acquisition by any person or entity, directly or indirectly, of more than 50% of the common stock; provided, however, that no Change of Control shall occur by reason of the issuance of common stock to holders of the Senior Notes upon the Consummation Date. The employment agreements for the Senior Managers and the EIP shall continue to provide for certain termination obligations for certain events not covered under this change of control provision.

Compensation Committee Interlocks And Insider Participation

     The Board of Directors maintains a compensation committee (the "Compensation Committee") consisting of three directors. The Compensation Committee currently consists of Ms. Pritchard and Messrs. Manski and Krimstein, with Mr. Manski acting as Chairman. From October 30, 1997 to April 22, 1998, the Compensation Committee consisted of Ms. Pritchard, Mr. Miller and Mr. Stonesifer, with Mr. Miller serving as Chairman. Messrs. Miller and Stonesifer served on the Compensation Committee from September 1996. Mr. Kagler served on the Compensation Committee from June 1995 until August 1997.

     No member of the Board participates in decisions regarding his own compensation as an executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company on Forms 3, 4, and 5. Officers, directors and greater than 10% beneficial stockholders are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of reporting forms furnished to the Company, or written representations of reporting persons, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, officers and any persons holding 10% or more of the Company's Common Stock with respect to the Company's fiscal year ended March 28, 1998, were satisfied, with the exception of the late Form 3 filings for Mr. Harris and Mr. Meadows.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership By Certain Beneficial Owners and Management

     Set forth below is certain information as of June 24, 1998 (except as otherwise indicated), regarding the beneficial ownership of the Company's preferred stock and common stock by (i) any person known by the Company to beneficially own more than 5% of any class of voting securities of the Company;
(ii) each director; (iii) each of the Named Executive Officers (as defined below) identified in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Included in the table are shares that the holder has the right to acquire within 60 days from the date above. Except as indicated otherwise, the Company believes, based on information furnished by such owners, that the beneficial owners of the Company's common stock and preferred stock listed below have sole investment and voting power with respect to such shares, subject to applicable community property laws. Unless otherwise indicated, the address for all natural persons listed in the table below is c/o The Grand Union Company, 201 Willowbrook Boulevard, Wayne, New Jersey 07470. Pursuant to the Plan of Reorganization all outstanding shares of the Company's preferred stock and common stock will be cancelled.


                  Name of Beneficial Owner                             Amount and
                  ------------------------                             Nature of
                                                                       Beneficial                Percent
                                                                      Ownership(1)             of Class(1)
                                                                      ------------             -----------
Preferred Stock A


                  Name of Beneficial Owner                             Amount and
                  ------------------------                             Nature of
                                                                       Beneficial                Percent
                                                                      Ownership(1)             of Class(1)
                                                                      ------------             -----------

   Trefoil Capital Investors II, L.P. .....................          620,212     (2)(3)          47.69%
   GE Investment Private Placement Partners II,
       A Limited Partnership...............................          620,212     (3)(4)          47.69%
       The Stangeland Family Limited Partnership...........           60,142        (5)           4.62%

Preferred Stock B

   Trefoil Capital Investors II, L.P. .....................          400,000     (2)(3)          50.00%
   GE Investment Private Placement Partners II,
       A Limited Partnership...............................          400,000     (3)(4)          50.00%

Common Stock

   Trefoil Capital Investors II, L.P. .....................       17,610,674     (2)(3)          38.77%
   GE Investment Private Placement Partners II,
       A Limited Partnership...............................       17,610,674     (3)(4)          38.77%
   Donaldson, Lufkin & Jenrette Securities Corporation.....        1,039,177        (6)          10.19%
   Jordan H. Krimstein.....................................            2,166        (7)               *
   Mark H. Manski..........................................            2,166        (7)               *
   Martha A. Pritchard.....................................            2,166        (7)               *
   J. Wayne Harris.........................................          650,000        (8)           6.02%
   Jack W. Partridge.......................................          185,000        (8)           1.78%
   Gary M. Philbin.........................................          158,000        (8)           1.53%
   Jeffrey P. Freimark.....................................           80,000        (8)               *
   Francis E. Nicastro.....................................           12,300        (8)               *
   Ray Ayers...............................................           20,800        (8)               *
   All Directors and Executive Officers as a
   group (13 persons)......................................        1,201,398        (9)          10.60%

-----------
*        Less than 1%.

(1) Beneficial ownership is determined pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as applied by Item 403 of Regulation S-K. Pursuant to these rules, percentage ownership is calculated by including in the numerator and the denominator for a beneficial owner shares which such owner has the right to acquire within 60 days.

(2) The general partners of Trefoil Capital Investors II, L.P. ("Trefoil") are Trefoil Investors II, Inc., a Delaware corporation ("Trefoil II"), and Sigma Hedge Partners, G.P., a Delaware partnership ("Sigma"). Trefoil II is the managing general partner of Trefoil. The general partners of Sigma are Delta PT Investors Corporation, a Delaware corporation ("Delta"), and Epsilon Equities, Inc., a Delaware corporation ("Epsilon"), each of which is wholly owned by the General Electric Pension Trust, a New York common law trust ("GEPT"). The principal executive offices of Trefoil and Trefoil II are located at 4444 Lakeside Drive, Burbank, California 91505. The principal executive offices of Sigma, Delta, Epsilon and GEPT are located at 3003 Summer Street, P.O. 7900, Stamford, Connecticut 06904. Sigma, Delta, Epsilon and the Trustees of GEPT each holds shared dispositive power over the shares of Preferred Stock held by Trefoil and the shares of Common Stock into which such shares of Preferred Stock are convertible. Trefoil II holds sole voting power, and Sigma, Delta, Epsilon and GEPT hold no voting power, with respect to the shares of Preferred Stock held by Trefoil and the shares of Common Stock into which such shares of Preferred Stock are convertible.

(3) Trefoil and GE Investment Private Placement Partners II, A Limited Partnership, a Delaware limited partnership ("GEI" and, collectively with Trefoil, the "Investors") may be deemed to beneficially own all of the shares of Preferred Stock held by the Investors due to a Stockholders Agreement between the Investors pursuant to which the Investors have each agreed to certain joint action relating to voting and disposition of the Preferred Stock and the Common Stock issuable on conversion of the Preferred Stock. Each share of Preferred Stock A is convertible into
       6.8966 shares of Common Stock, and each share of Preferred Stock B is convertible into 20.8333 shares of Common Stock.

(4) GE Investment Management Incorporated, a Delaware corporation ("GEIM") serves as the managing general partner of GEI. GEIM is a wholly owned subsidiary of General Electric Company and a registered investment advisor. The principal executive offices of GEI, GEIM and General Electric Company are located at 3003 Summer Street, P.O. Box 7900, Stamford, Connecticut 06904. GEIM is the managing general partner of GEI and holds sole voting power and sole dispositive power with respect to such shares.

(5) The Roger and Lilah Stangeland Living Trust (the "Trust") serves as general partner for The Stangeland Family Limited Partnership, a limited partnership for the benefit of Roger and Lilah Stangeland (the "Stangeland Partnership"). Mr. Stangeland and his wife serve as co-trustees of the Trust. Pursuant to a stockholder agreement among the Company, the Investors and the Stangeland Partnership, the Stangeland Partnership has granted to the Investors certain take-along rights, and the Investors have granted to the Stangeland Partnership certain tag-along rights, with respect to such shares. Solely to the extent any of such take-along or tag-along rights may be exercised, the Stangeland Partnership and the Investors share dispositive power with respect to such shares. Mr. Stangeland shares with his wife voting and dispositive power with respect to all shares held by the Stangeland Partnership.

(6) Such information is as of June 10, 1998 and is based upon the information provided in the Schedule 13G filed by AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances Vie Mutuelle, AXA Courtage Assurance Mutuelle (collectively, the "Mutuelle AXA"), AXA-UAP and The Equitable Companies Incorporated. Mutelle AXA, as a group, beneficially owns a majority interest in AXA-UAP, which beneficially owns a majority interest in The Equitable Companies, which is a parent holding company with respect to the holdings of Donaldson, Lufkin & Jenrette Securities Corporation, which has sole voting and dispositive power over the shares of common stock. Such holdings consist of 1,038,127 shares of common stock and warrants exercisable for 1,050 shares of common stock.

(7) Represents shares subject to acquisition pursuant to options exercisable under the 1995 Non-Employee Directors' Stock Option Plan.

(8) Represents shares subject to acquisition pursuant to options exercisable under the EIP, except for 50,000 shares of Common Stock owned directly by Mr. Harris, 10,000 shares of Common Stock owned directly by Mr. Partridge, and 8,000 shares of Common Stock owned directly by Mr. Philbin.

(9) Includes 1,127,200 shares subject to acquisition pursuant to options exercisable under the EIP and 6,498 shares subject to acquisition pursuant to options exercisable under the 1995 Non-Employee Directors' Stock Option Plan.


Item 13.  Certain Relationships and Related Transactions

Pre-Bankruptcy Relationships and Transactions

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

     The following applies to relationships that existed prior to June 15, 1995. Mr. Gary D. Hirsch served as Chairman and a Director of the Company and also as Chairman and a Director of Penn Traffic. Mr. Martin A. Fox served as a Director, Vice President and Assistant Secretary of the Company and Vice Chairman-Finance and Assistant Secretary of Penn Traffic. Messrs. Hirsch and Fox received compensation from MTH, of which Mr. Hirsch is a general partner of the managing partner, and Mr. Fox is Executive Vice President. Messrs. Hirsch and Fox did not receive salaries from Penn Traffic and did not participate in cash bonus plans of Penn Traffic, and received no compensation in their capacities as executive officers or directors of the Company.

     Mr. McCaig served as a director of the Company from June 15, 1995 until May 7, 1997. Until May 31, 1995, Mr. McCaig was a member of the Board of Directors of Penn Traffic, for which he received compensation of $10,000 per annum and $1,000 per Board of Directors meeting attended. Mr. McCaig became a Director of Holdings in July 1989 and a Director of Capital in July 1992. He became President of Holdings and Capital in May 1993. Mr. McCaig served as a Director of Penn Traffic from September 1992 until May 1995.

     Mr. Hirsch is no longer a director of the Company. While he was a director, he was an indirect beneficiary of the following transactions. Prior to June 15, 1995, MTH was engaged as financial advisor to Penn Traffic and as a financial advisor to the Company, in the latter case pursuant to an agreement (the "MTH Agreement"), under which MTH was to have provided certain financial consulting and business management services to the Company through July 1997. In accordance with the Company's post-bankruptcy Reorganization Plan, the MTH Agreement was terminated on June 15, 1995 and the Company executed a settlement agreement (the "MTH Settlement Agreement"). The MTH Settlement Agreement provides for the termination of the MTH Agreement, payment by the Company of accrued and unpaid fees under the MTH Agreement through June 15, 1995, and for the indemnification of MTH and certain entities related to MTH (the "MTH Entities") from certain claims and liabilities, subject to the terms and limitations set forth in the MTH Settlement Agreement. The Company deposited $3.0 million relating to the indemnification in escrow on June 15, 1995. During Fiscal 1996, the Company paid $315,000 to MTH, pursuant to the MTH Agreement. On July 30, 1990, P&C Foods, which is indirectly controlled by MTH, and the Company entered into an Operating Agreement pursuant to which the Company acquired the right to operate 13 P&C Foods' stores in New England under the Grand Union name until July 2000. Pursuant to the Operating Agreement, the Company agreed to pay P&C Foods a minimum annual fee which will average $10.7 million per year during the ten-year lease term. Pursuant to the terms of the Operating Agreement, a $15 million prepayment of the annual fee was made to P&C Foods in connection with the recapitalization of the Company in 1992. The Operating Agreement was assumed during the Chapter 11 bankruptcy case and will continue on its current terms. From September 1993 until September 1995, the Company participated in a program to consolidate the purchasing, storage and distribution of health and beauty care and general merchandise product with Penn Traffic. During Fiscal 1996, the Company purchased from Penn Traffic's inventory of health and beauty care and general merchandise products at cost approximately $30.1 million for store operations and approximately $12.8 million at the termination of the agreement.

Post-Bankruptcy Relationships.

     Mr. Ying, a director of the Company from June 15, 1995 until July 28, 1997, was a managing director of Donaldson Lufkin & Jenrette Securities Corporation ("DLJ") from January 1993 to June 1997. During Fiscal 1995 and Fiscal 1996, DLJ acted as financial advisor to the Informal Committee of certain holders of Subordinated Notes in connection with the restructuring of the Company and received compensation from the Company of $1,278,000 for such services.

     Near the end of Fiscal 1996, the Company entered into an agreement with DLJ to provide investment banking services and advice to the Company. During the term of DLJ's engagement, it had the exclusive right to act as sole managing underwriter, exclusive placement agent, sole dealer manager or exclusive solicitation agent with respect to any public offering of the Company's securities, any private offering of any of the Company's debt securities, or any exchange offer or refinancing transaction relating to the Company's Senior Notes or other securities of the Company. The agreement also contains various other provisions, including an obligation by DLJ to keep confidential certain information provided to it by the Company, and an obligation by the Company to indemnify and hold harmless DLJ, its parent and its affiliates, and the directors, officers, agents, and employees of DLJ, its parent and its affiliates ("Indemnified Persons"), from and against various potential losses and liabilities arising out of or in connection with misstatements or omissions in disclosure documents or in connection with advice or services rendered by an Indemnified Person. In Fiscal 1997, the Company entered into the Stock Purchase Agreement (referred to below) in connection with which DLJ rendered various services pursuant to the agreement, including a Fairness opinion. In connection with the agreement DLJ received aggregate payments of $4,838,000, reflecting a Transaction Fee of $3,753,000, a Fairness Fee of $1,000,000 (for a fairness opinion), and reimbursement of expenses in the amount of $85,000. DLJ received an additional fee of $250,000 for services rendered in connection with solicitation of consents and waivers from the holders of the Company's Senior Notes.

     In May 1997, the Company entered into an agreement with DLJ to advise a Committee of Independent Directors (the "Committee") with advice in respect to the restructuring of obligations under the Stock Purchase Agreement. As compensation for the services provided to the Committee, the Company paid DLJ $500,000 in connection with a fairness opinion with respect to the transactions contemplated by the Acceleration and Exchange Agreement described under "1996 Preferred Stock Purchase" below.

     Mr. Moore, a director of the Company from September 17, 1996 to April 22, 1998, is a managing director and executive officer of Shamrock Capital Advisors, Inc. ("SCA"). Pursuant to a three-year management services agreement (the "Services Agreement") dated July 30, 1996 between the Company and SCA, SCA shall consult with and provide advice to the officers and management employees of the Company concerning matters (i) relating to the Company's financial policies and the development and implementation of the Company's business plans and (ii) generally arising out of the business affairs of the Company. The Services Agreement expires by its terms in September 1999. SCA's compensation for such management and consulting services under the Services Agreement was $300,000 in the fiscal year ending in 1997 and will be $400,000 for the fiscal year ending in 1998. No further payments will be made to SCA due to the restructuring The Company also reimburses SCA for its reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services under the Services Agreement. The Company has agreed to indemnify SCA against all claims, liabilities, expenses, losses or damages (or actions in respect thereof) related to or arising out of actions taken (or omitted to be taken) by SCA pursuant to the terms of the Services Agreement; provided that such liabilities did not result primarily from actions taken, or omitted to be taken, by SCA in bad faith or due to SCA's gross negligence or officers and any persons holding 10% or more of the Company's Common Stock with respect to the Company's fiscal year ended March 30, 1996, were satisfied.

     1996 Issuance of Old Preferred Stock Interests

     In a series of related transactions commencing on July 30, 1996, Trefoil Capital Investors II, L.P. and GE Investment Private Placement Partners II, A Limited Partnership (the "Purchasers") acquired beneficial ownership of an aggregate of approximately 70.77% of Grand Union's outstanding voting stock. On July 30, 1996, Grand Union entered into a definitive agreement (the "Stock Purchase Agreement") to sell $100 million of Class A Convertible Preferred Stock ("Class A Preferred") to the Purchasers. Each share of the Class A Preferred was to be convertible at the option of the holder, at any time, into 6.8966 shares of common stock. Pursuant to the Stock Purchase Agreement, the Purchasers agreed to purchase, and Grand Union agreed to sell, an aggregate of 2,000,000 shares of Class A Preferred at a purchase price of $50 per share (the "Stated Value") in stages through February 25, 1998. On September 17, 1996, the first stage of the transaction was closed, and the Purchasers acquired 800,000 shares of Class A Preferred for an aggregate purchase price of $40 million.

     At a subsequent closing held on February 25, 1997, the Purchasers purchased an additional 400,000 shares of Class A Preferred for an aggregate purchase price of $20 million. Additional subsequent closings were scheduled for August 26, 1997 and February 25, 1998 (the "Subsequent Closings"). If the Subsequent Closings had occurred, the Purchasers would have been required to purchase an additional 800,000 shares of Class A Preferred for an aggregate purchase price of $40 million.

     Pursuant to an Acceleration and Exchange Agreement (the "Acceleration Agreement"), dated June 12, 1997, between Grand Union and the Purchasers, at the request of Grand Union, the Purchasers agreed to accelerate to June 12, 1997 (the "Accelerated Closing") the sale and purchase of the 800,000 shares of Class A Preferred (the "Accelerated Shares"), which was to have occurred at the Subsequent Closings, and to exchange (the "Exchange") the Accelerated Shares for 800,000 shares of Class B Convertible Preferred Stock ("Class B Preferred"). At the Accelerated Closing, Grand Union received the $40 million purchase price for the sale of the Accelerated Shares. Immediately following the Accelerated Closing, the Purchasers completed the Exchange pursuant to which they received an aggregate of 800,000 shares of Class B Preferred, in consideration for their surrender of the Accelerated Shares. Until February 20, 1998, each share of Class B Preferred was convertible at the option of the holder, at any time, into
20.8333 shares of common stock. Pursuant to the Acceleration Agreement, effective February 20, 1998, this conversion ratio was reset such that each share of Class B Preferred is convertible into 33.3333 shares of common stock.

     On March 20, 1997, Grand Union consummated the sale to The Roger Stangeland Family Limited Partnership (the "Stangeland Partnership") of 60,000 shares of Class A Preferred at a purchase price of $50 per share (the "Stangeland Shares"), pursuant to the terms of a Stock Purchase Agreement, dated February 25, 1997, as amended by Amendment No. 1 thereto dated as of March 20, 1997 (as so amended, the "Stangeland Stock Purchase Agreement"), between Grand Union and Mr. Stangeland, a director of the Company from June 15, 1995 to April 22, 1998. Pursuant to a Stockholder Agreement dated February 25, 1997 (the "Stangeland Stockholder Agreement"), among the Purchasers, Mr. Stangeland and Grand Union, Mr. Stangeland has granted the Purchasers certain take-along rights, the Purchasers have granted Mr. Stangeland certain tag-along rights, and the Purchasers and Grand Union have granted Mr. Stangeland certain registration rights related to the Stangeland Shares and any shares of Class A Preferred, and common stock, if any, paid as dividends with respect to the Class A Preferred (collectively, "Securities"). Pursuant to an Addendum, dated as of March 20, 1997, to the Stangeland Stockholder Agreement, the Stangeland Partnership has succeeded to all of the rights, and has assumed all of the obligations, of Mr. Stangeland pursuant to the Stangeland Stockholder Agreement. The Purchasers disclaim any and all ownership of the Stangeland Shares or any additional Securities acquired by the Stangeland Partnership in respect of the Stangeland Shares.

     As of June 24, 1998, there were a total of 1,300,566 outstanding shares of Class A Preferred, which were convertible into an aggregate of 8,969,483 shares of common stock, and a total of 800,000 outstanding shares of Class B Preferred, which were convertible into an aggregate of 26,666,640 shares of common stock. Together, the aggregate shares of Class A Preferred and Class B Preferred account for approximately 77.74% of Grand Union's outstanding voting stock.

     On September 30, 1996, December 31, 1996 and March 31, 1997, Grand Union paid dividends on the Class A Preferred through the issuance of a total of 40,566 shares of Class A Preferred, with an aggregate Stated Value of $2,028,300. Grand Union elected to suspend the declaration of the dividends payable June 30, 1997, September 30, 1997, December 31, 1997 and March 31, 1998. The dividends on the Class A Preferred and the Class B Preferred and the accrued and unpaid dividends through March 31, 1998 have been accounted for by a charge against "Capital in Excess of Par Value" and a corresponding increase in the carrying amounts of the Class A Preferred and Class B Preferred. The Class A Preferred and Class B Preferred have a liquidation preference over the common stock equal to the Stated Value of the outstanding shares of the preferred stock plus all accrued and unpaid dividends.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Report on Form 8-K [to be updated]

The following documents are filed as a part of this report:

(a)  Financial statements

     All financial statements as set forth under Item 8.

(b)  Report on Form 8-K

     1. Relating to the hiring of Jack W. Partridge, Jr. - filed on January 27, 1998.

     2. Relating to the agreement on terms of a capital restructuring - filed on March 31, 1998.

     3. Relating to the commencement of the solicitation of votes on the Plan of Reorganization - filed on May 28, 1998.

(c)  Exhibits

Exhibit
Number                              Description of Document
-------                             -----------------------

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

    2.4 Chapter 11 Plan of Reorganization filed with the United States Bankruptcy Court, District of New Jersey, on

Exhibit
Number                              Description of Document
-------                             -----------------------

             June 24, 1998, incorporated by reference to Exhibit 1 to Exhibit
             2.1. to Grand Union's Current Report on Form 8-K filed May 28,
             1998.

    3.1 Certificate of Incorporation of Grand Union, as amended through January 6, 1997, incorporated by reference to Exhibit 3.1 to Grand Union's Annual Report on Form 10-K for Fiscal 1997.

    3.2 Certificate of Designation of Class A Convertible Preferred Stock, incorporated by reference to Exhibit 10.4 to Grand Union's Quarterly Report on Form 10-Q for the period ended October 12, 1996.

    3.3 Certificate of Designation of Class B Convertible Preferred Stock, dated as of June 11, 1997, incorporated by reference to Exhibit
             3.1 to Grand Union's Annual Report on Form 10-K for Fiscal 1997.

    3.4      By-laws of The Grand Union Company, as amended through January
             15, 1998, incorporated by reference to Exhibit 3.1 to Grand Union's Quarterly Report on Form 10-Q for the period ended January 3, 1998.

    4.1 Form of Common Stock Certificate of Grand Union, incorporated by reference to Exhibit 4.1 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

    4.2 Warrant Agreement dated as of June 15, 1995, between Grand Union and American Stock Transfer & Trust Company, as Warrant Agent for 300,000 Series 1 Warrants and 600,000 Series 2 Warrants, incorporated by reference to Exhibit 4.5 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

    4.3 Registration Rights Agreement dated as of June 15, 1995, among Grand Union and Each of the Persons Named in Schedule A thereto for the Common Stock, incorporated by reference to Exhibit 4.6 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

    4.4 Registration Rights Agreement dated as of June 15, 1995, by and among Grand Union and the Holders Named therein for the Registrable Notes, incorporated by reference to Exhibit 4.7 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

    4.5 Indenture dated as of June 15, 1995, between Grand Union, as Issuer, and IBJ Schroeder Bank & Trust Company, as Trustee for the 12% Senior Notes due September 1, 2004, including form of the 12% Senior Notes due 2004, incorporated by reference to Exhibit 4.2 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

    4.6 First Supplement Indenture, dated September 9, 1996, to the Indenture dated as of June 15, 1995, between Grand Union, as Issuer, and IBJ Schroeder Bank & Trust Company, as Trustee for the 12% Senior Notes due September 1, 2004, incorporated by reference to Exhibit 10.3 to Grand Union's Quarterly Report on Form 10-Q for the period ended October 12, 1996.

    4.7 Form of Warrant Agreement, to be executed on the Consummation Date, between Grand Union and American Stock Transfer & Trust Company, as Warrant Agent, incorporated by reference to Exhibit A to Exhibit 1 to Exhibit 2.1. to Grand Union's Current Report on Form 8-K filed May 28, 1998.

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

   10.2 Agreement containing Consent Order among MTH Holdings, GUAC and the FTC entered into in the matter of

Exhibit
Number                              Description of Document
-------                             -----------------------

             MTH Holdings and GUAC before the FTC, incorporated by reference to Exhibit No. 10.6 to the 1989 Grand Union Registration Statement.

   10.3 Amended and Restated Borrower Pledge Agreement dated as of June 15, 1995, made by Grand Union to Bankers Trust Company ("Bankers Trust"), as Collateral Agent incorporated by reference to Exhibit
             10.10 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

   10.4 Amended and Restated Borrower Security Agreement dated as of June 15, 1995, between Grand Union and Bankers Trust, as Collateral Agent (included in Exhibit 4.4), incorporated by reference to
             Exhibit 10.11 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

   10.5 Subsidiary Security Agreement dated as of June 15, 1995, among the corporations listed on Schedule 1 thereto and Bankers Trust, as Collateral Agent, incorporated by reference to Exhibit 10.12 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

   10.6 Subsidiary Guaranty dated as of June 15, 1995, made by each of the corporations from time to time listed on Annex A attached thereto in favor of the Banks and the Agent from time to time party to the Credit Agreement, incorporated by reference to Exhibit 10.13 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

   10.7 Form of Indenture of Open-End Mortgage, Deed of Trust, Deed to Secure Debt, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing, dated as of June 15, 1995, made by Grand Union to Bankers Trust, as Collateral Agent, incorporated by reference to Exhibit 10.14 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

   10.8 Tenth Amendment to the Amended and Restated Credit Agreement dated as of June 15, 1995, (the "Credit Agreement"), which amends and restates the Credit Agreement as of August 31, 1997 among Grand Union, the lending institutions listed from time to time on
             Schedule 1 thereto, and Bankers Trust, as Agent, including Exhibits A-1, A-2 and A-3, and various Schedules thereto, incorporated by reference to Grand Union's Current Report on Form 8-K filed on September 3, 1997.

   10.9      Eleventh  Amendment to the Credit Agreement dated as of August
             29, 1997, incorporated by reference to Exhibit 10.1 of Grand Union's Quarterly Report on Form 10-K for the period ended January 3, 1998.

   10.10 Twelfth Amendment to the Credit Agreement dated as of January 9, 1998, incorporated by reference to Exhibit 10.2 of Grand Union's Quarterly Report on Form 10-K for the period ended January 3, 1998.

   10.11     Thirteenth Amendment to the Credit Agreement dated April 17, 1998.

   10.12 Supply and Distribution Agreement between Grand Union and C&S Wholesalers, dated June 15, 1995, incorporated by reference to
             Exhibit 10.3 to Grand Union's Quarterly Report on Form 10-Q/A for the period ended January 6, 1996.

   10.13 First Amendment to the Supply and Distribution Agreement between Grand Union and C&S Wholesalers, dated June 15, 1995, incorporated by reference to Exhibit 10.4 to Grand Union's Quarterly Report on Form 10-Q/A for the period ended January 6, 1996.

   10.14 Supply and Distribution Agreement between Grand Union and C&S Wholesalers, dated January 2, 1996, incorporated by reference to
             Exhibit 10.5 to Grand Union's Quarterly Report on Form 10-Q/A for the period ended January 6, 1996.

Exhibit
Number                              Description of Document
-------                             -----------------------

   10.15 Agreement with C&S Wholesalers Inc. dated January 21, 1996, incorporated by reference to Exhibit 10.28 to Grand Union's Annual Report on Form 10-K/A for Fiscal 1997.

   10.16 Fourth Amendment and Restatement of The Grand Union Company Supplemental Retirement Program for Key Executives effective as of November 20, 1997.

   10.17 The Grand Union Company Discretionary Severance Plan for Non-Union Associates effective April 14, 1998.

   10.18 The Grand Union Company Severance Plan for Exempt Personnel effective April 14, 1998.

   10.19 The Grand Union Company 1995 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 6 to Grand Union's Disclosure Statement filed as Exhibit 2.1 to Grand Union's Form 8-K filed May 28, 1998.

   10.20 The Grand Union Company 1995 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.2 to Grand Union's Quarterly Report on Form 10-Q for the period ended January 6, 1996.

   10.21 First Amendment to the 1995 Non-Employee Directors' Stock Option Plan of Grand Union, incorporated by reference to Exhibit 10.6 to Grand Union's Quarterly Report on Form 10-Q for the period ended July 20, 1996.

   10.22 Non-competition Agreement between Grand Union and Darrell W. Stine, incorporated by reference to Exhibit 10.26 of Grand Union's Annual Report on Form 10-K for Fiscal 1996.

   10.23 Non-competition Agreement between Grand Union and Gilbert C. Vuolo, incorporated by reference to Exhibit 10.27 of Grand Union's Annual Report on Form 10-K for the Fiscal 1996.

   10.24 Form of Indemnification Agreement between the Company and R. Stangeland, D. Josephs, W. Kagler, D. McClure, Jr., D. Ying, J. McCaig, W. Louttit, K. Baum, D. Stine, G. Vuolo and J. Schroeder, incorporated by reference to Exhibit 10.7 to Grand Union's Quarterly Report on Form 10-Q for the period ended July 20, 1996.

   10.25     Form of Indemnification Agreement between Grand Union and
             J. Costello, C. Miller, G. Moore and J.R. Stonesifer, incorporated by reference to Exhibit 10.1 to Grand Union's Quarterly Report on Form 10-Q for the period ended October 12, 1996.

   10.26 Form of Indemnification Agreement between the Company and J. Freimark (dated March 3, 1997), D. Vaillancourt (dated June 5,
             1997), G. Smith (dated August 7, 1997), J. Harris (dated August 11,
             1997), G. Philbin (dated October 3, 1997), Javier Ramirez, Vice President Tax and Assistant Secretary (dated October 30, 1997), J. Krimstein (dated October 30, 1997), M. Manski (dated October 30,
             1997), M. Pritchard (dated October 30, 1997) and J. Partridge (dated January 5, 1998).

   10.27 Stock Purchase Agreement dated July 30, 1996, among Grand Union, Trefoil Capital Investors II, L.P. and GE Investment Private Placement Partners II, A Limited Partnership, incorporated by reference to Exhibit 10.1 to Grand Union's report filed on Form 8-K dated July 30, 1996.

   10.28 Amendment No. 1 to the Stock Purchase Agreement dated July 30, 1996, among Grand Union, Trefoil Capital Investors II, L.P., and GE Investment Private Placement Partners II, a Limited Partnership, incorporated by reference to Exhibit 10.50 to Grand Union's Annual Report on Form 10-K for Fiscal 1997.

   10.29 Management Agreement between Grand Union and Shamrock Capital Advisors, Inc., dated July 30, 1996, incorporated by reference to
             Exhibit 10.7 to Grand Union's Quarterly Report on Form 10-Q for the period ended October 12, 1996.

Exhibit
Number                              Description of Document
-------                             -----------------------

   10.30 Stock Purchase Agreement by and between Grand Union and Roger Stangeland, dated as of February 25, 1997, incorporated by reference to Exhibit 10.52 to Grand Union's Annual Report on Form 10-K for Fiscal 1997.

   10.31 Amendment No. 1, dated March 20, 1997, to the Stock Purchase Agreement between Grand Union and Roger Stangeland, dated as of February 25, 1997, incorporated by reference to Exhibit 10.53 to Grand Union's Annual Report on Form 10-K for Fiscal 1997.

Exhibit
Number                              Description of Document
-------                             -----------------------

   10.32 Stockholder Agreement between Trefoil Capital Investors II, L.P., a Delaware limited partnership, GE Investment Private Placement Partners II, A Limited Partnership, a Delaware limited partnership, Roger Stangeland, an individual, and Grand Union, incorporated by reference to Exhibit 10.55 to Grand Union's Annual Report on Form 10-K for Fiscal 1997.

   10.33 Addendum to Stockholder Agreement among Trefoil Capital Investors II, L.P., a Delaware limited partnership, GE Investment Private Placement Partners II, A Limited Partnership, a Delaware limited partnership, Roger Stangeland, an individual, and The Grand Union Company, a Delaware corporation, incorporated by reference to
             Exhibit 10.56 to Grand Union's Annual Report on Form 10-K for Fiscal 1997.

   10.34 Acceleration and Exchange Agreement, dated as of June 5, 1997, by and among The Grand Union Company, Trefoil Capital Investors II, L.P., a Delaware limited partnership, and GE Investments Private Placement Partners II, A Limited Partnership, a Delaware limited partnership, including Exhibits thereto, incorporated by reference to Exhibit 10.57 to Grand Union's Annual Report on Form 10-K for Fiscal 1997.

   10.35 Amendment No. 1, dated as of June 5, 1997, to the Registration Rights Agreement dated as of July 30, 1996, by and among The Grand Union Company, Trefoil Capital Investors II, L.P., a Delaware limited partnership, and GE Investments Private Placement Partners II, A Limited Partnership, a Delaware limited partnership, incorporated by reference to Exhibit 10.58 to Grand Union's Annual Report on Form 10-K for Fiscal 1997.

   10.36 Employment Agreement, dated as of August 1, 1997, between Grand Union and J. Wayne Harris, incorporated by reference to Exhibit
             99.1 Grand Union's Current Report on Form 8-K filed on August 1, 1997.

   10.37 Employment Agreement, dated as of October 3, 1997, between Grand Union and Gary M. Philbin, incorporated by reference to Exhibit
             99.1 Grand Union's Current Report on Form 8-K filed on October 29, 1997.

   10.38 Employment Agreement, dated as of January 5, 1998, between Grand Union and Jack W. Partridge, incorporated by reference to Exhibit
             99.1 Grand Union's Current Report on Form 8-K filed on January 28, 1998.

   10.39 Exit Facility Commitment Letter, dated April 23, 1998, among Grand Union and Swiss Bank Corporation, SBC Warburg Dillon Read Inc., Lehman Commercial Paper Inc. and Lehman Brothers Inc.

   10.40 Revolving Credit Agreement, dated as of June 24, 1998, by and among Grand Union and Swiss Bank Corporation, SBC Warburg Dillon Read Inc., Lehman Commercial Paper Inc. and Lehman Brothers Inc.

   10.41 Guarantee and Collateral Agreement, dated as of June 24, 1998, by the Company's subsidiaries for the benefit of Lehman Commercial Parer Inc. as Administrative Agent.

   21.1      Subsidiaries of Grand Union.

   27.1      Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE GRAND UNION COMPANY
                                  (Registrant)

Date: June 26, 1998                  /s/ Jeffrey P. Freimark
                           ----------------------------------------------------
                                         Jeffrey P. Freimark
                           Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                  Signature                                         Title                              Date

           /s/ J. Wayne Harris                 Director, Chairman, and Chief                      June 26, 1998
---------------------------------------------- Executive Officer
               J. Wayne Harris                 (Principal Executive Officer)

           /s/ Jack W. Partridge, Jr.          Director, Vice Chairman and                        June 26, 1998
---------------------------------------------- Chief Administrative Officer
               Jack W. Partridge, Jr.

           /s/ Gary M. Philbin                 Director, President and Chief                      June 26, 1998
---------------------------------------------- Merchandising Officer
               Gary M. Philbin

           /s/ Jordan H. Krimstein             Director                                           June 26, 1998
----------------------------------------------
               Jordan H. Krimstein

           /s/ Mark H. Manski                  Director                                           June 26, 1998
----------------------------------------------
               Mark H. Manski

           /s/ Martha A. Pritchard             Director                                           June 26, 1998
----------------------------------------------
               Martha A. Pritchard

           /s/ Jeffrey P. Freimark             Executive Vice President and                      June 26, 1998
---------------------------------------------- Chief Financial Officer
               Jeffrey P. Freimark             (Principal Financial Officer and
                                                Principal Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                               (Post-Emergence)


     To the Shareholders and the Board of Directors of The Grand Union Company


         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and cash flows present fairly, in all material respects, the financial position of The Grand Union Company and its subsidiaries (the "Company") at March 28, 1998 and March 29, 1997 and the results of their operations and their cash flows for the 52 weeks ended March 28, 1998 and March 29, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on June 24, 1998 the Company filed a voluntary petition for relief, under Chapter 11 of Title 11 of the United States Code ("Chapter 11"), with the United States Bankruptcy Court for the District of New Jersey. As such, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As discussed in Note 3 to the consolidated financial statements, on May 31, 1995, the United States Bankruptcy Court for the District of Delaware confirmed the Company's 1995 Plan of Reorganization, as amended (the "1995 Plan"). Confirmation of the Plan resulted in the discharge of all claims against the Company that arose before January 25, 1995 and terminated all rights and interests of equity shareholders as provided for in the 1995 Plan. The 1995 Plan became effective on June 15, 1995 and the Company emerged from Chapter 11. In connection with its emergence from Chapter 11, the Company adopted Fresh-Start Reporting as of June 18, 1995.


     PRICE WATERHOUSE LLP
     Florham Park, New Jersey
     June 24, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

                                (Pre-Emergence)

     To the Shareholders and the Board of Directors of

     The Grand Union Company

         In our opinion, the accompanying consolidated statements of operations and cash flows present fairly, in all material respects, the results of operations and cash flows of The Grand Union Company and its subsidiaries (the "Company") for the 11 weeks ended June 17, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note 3 to the consolidated financial statements, on January 25, 1995, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware. The
     Company's 1995 Plan of Reorganization, as amended, became effective on June 15, 1995 and the Company emerged from Chapter 11. In connection with its emergence from Chapter 11, the Company adopted Fresh-Start Reporting as of June 18, 1995.

     PRICE WATERHOUSE LLP

     New York, New York
     May 17, 1996

                           THE GRAND UNION COMPANY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                (dollars in thousands, except per share data)


                                                                            Successor                         Predecessor
                                                                             Company                            Company
                                                      ---------------------------------------------------------------------
                                                         52 Weeks          52 Weeks          41 Weeks          11 Weeks
                                                          Ended             Ended              Ended             Ended
                                                        March 28,         March 29,          March 30,         June 17,
                                                           1998              1997              1996              1995
                                                      ---------------   ---------------    --------------    --------------
Sales                                                   $ 2,266,770       $ 2,312,673        $ 1,819,928      $    487,882

Cost of sales                                            (1,627,233)       (1,606,926)        (1,250,072)         (344,041)
                                                      ---------------   ---------------    --------------    --------------

Gross profit                                                639,537           705,747            569,856           143,841

Operating and administrative expenses                      (568,903)         (582,889)          (453,620)        ( 117,544)

Depreciation and amortization                               (98,789)          (85,459)           (59,840)          (17,215)

Amortization of excess reorganization value                (104,332)         (102,607)           (83,985)                -

Unusual items                                                (6,333)           (9,800)           (22,000)          (18,627)

Interest expense, net                                      (113,770)         (105,823)           (79,194)          (19,791)
                                                      ---------------   ---------------    --------------    --------------

(Loss) before income taxes and extraordinary
 gain on debt discharge                                    (252,590)         (180,831)          (128,783)          (29,336)

Income tax (provision) benefit                              (51,393)           (2,523)            18,927                 -
                                                      ---------------   ---------------    --------------    --------------

(Loss) before extraordinary gain on debt
    discharge                                              (303,983)         (183,354)          (109,856)          (29,336)

Extraordinary gain on debt discharge                              -                 -                  -           854,785
                                                      ---------------   ---------------    --------------    --------------

Net (loss) income                                          (303,983)         (183,354)          (109,856)          825,449

Accrued dividends on preferred stock                         (8,431)           (2,000)                 -                 -
                                                      ---------------   ---------------    --------------    --------------

Net (loss) income applicable to common stock           $   (312,414)     $   (185,354)      $   (109,856)     $    825,449
                                                      ===============   ===============    ==============    ==============

Basic and diluted net (loss) per share                 $     (31.12)     $     (18.54)      $    (10.99)
                                                      ===============   ===============    ==============

Weighted average number of shares
  outstanding                                                10,039            10,000             10,000
                                                      ===============   ===============    ==============


         See accompanying notes to consolidated financial statements.

                            THE GRAND UNION COMPANY
                          CONSOLIDATED BALANCE SHEET
   (dollars in thousands, except par value and liquidation preference data)


                                                                                  March 28,              March 29,
                                                                                     1998                   1997
                                                                               -----------------      -----------------
ASSETS
Current assets:
 Cash and temporary investments                                                  $       44,745        $       34,119
 Receivables                                                                             21,378                28,966
 Inventories                                                                            128,370               131,409
 Other current assets                                                                    14,787                14,326
                                                                               -----------------      -----------------
   Total current assets                                                                 209,280               208,820
Property, net                                                                           389,637               411,911
Excess reorganization value, net                                                        230,734               335,065
Beneficial leases, net                                                                   39,531                52,266
Deferred tax asset                                                                            -                51,393
Other assets                                                                             23,049                12,375
                                                                               -----------------      -----------------
                                                                                  $     892,231         $   1,071,830
                                                                               =================      =================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:

  Current maturities of long-term debt                                             $    798,551         $          46
  Current portion of obligations under capital leases                                     7,562                 8,045
  Accounts payable and accrued liabilities                                              189,439               175,540
                                                                               -----------------      -----------------
     Total current liabilities                                                          995,552               183,631
Long-term debt                                                                                -               740,207
Obligations under capital leases                                                        153,425               140,058
Other noncurrent liabilities                                                             96,458                96,144
                                                                               -----------------      -----------------
     Total liabilities                                                                1,245,435             1,160,040
                                                                               -----------------      -----------------

Redeemable Class A Preferred Stock, $1.00 par value, 3,500,000 shares authorized, 1,300,566 shares issued and outstanding, liquidation
    preference $70,685,000 and $65,000,000, respectively                                 70,685                65,000
                                                                               -----------------      -----------------

Redeemable Class B Preferred Stock, $1.00 par value, 1,400,000 shares authorized, 800,000 shares issued and outstanding, liquidation
    preference $42,746,000                                                               42,746                     -
                                                                               -----------------      -----------------

Stockholders' (deficit):
   Common stock, $.01 par value; 60,000,000 shares
     authorized, 10,202,018 and 10,000,000 shares issued and
     outstanding at March 28, 1998 and March 29, 1997, respectively                         102                   100

   Preferred stock, $1.00 par value; 10,000,000 shares
     authorized, less amount authorized as Class A and Class
     B preferred stock, no shares issued and outstanding                                      -                     -
   Capital in excess of par value                                                       132,006               139,900

   Accumulated deficit                                                                 (598,743)             (293,210)
                                                                               -----------------      -----------------
     Total stockholders' (deficit)                                                     (466,635)             (153,210)
                                                                               -----------------      -----------------
                                                                                  $     892,231         $   1,071,830
                                                                               =================      =================


         See accompanying notes to consolidated financial statements.

                            THE GRAND UNION COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (dollars in thousands)

                                                                                    Successor                       Predecessor
                                                                                     Company                          Company
                                                                 ------------------------------------------------------------------
                                                                    52 Weeks        52 Weeks         41 Weeks         11 Weeks
                                                                     Ended            Ended           Ended            Ended
                                                                   March 28,        March 29,       March 30,         June 17,
                                                                      1998            1997             1996             1995
                                                                 --------------- ---------------- --------------- -----------------
OPERATING ACTIVITIES:
 Net (loss) income                                                  $ (303,983)     $ (183,354)      $ (109,856)   $     825,449
 Adjustments to reconcile net (loss) income to
   net cash provided by (used for) operating
   activities before reorganization items paid:
    Extraordinary gain on debt discharge                                     -               -                -        (854,785)
    Depreciation and amortization                                      203,121         188,066          143,825          17,215
    Deferred taxes                                                      51,393           2,523          (18,927)              -
    Noncash interest                                                       907            (188)          14,552           1,126
 Net changes in assets and liabilities:

   Receivables                                                           7,588           2,973          (12,652)          1,769
   Inventories                                                           3,039           2,097           50,372          12,946
   Other current assets                                                   (461)           (617)             123           2,776
   Accounts payable and accrued liabilities                             15,582          (2,783)         (59,509)        (34,928)
   Other                                                                (9,627)         (2,867)          (7,733)          4,493
                                                                 --------------- ---------------- --------------- -----------------
 Net cash provided by (used for) operating
   activities before reorganization items paid                         (32,441)          5,850              195         (23,939)
   Reorganization items paid                                            (3,681)         (5,484)         (20,729)         (4,913)
                                                                 --------------- ---------------- --------------- -----------------
 Net cash provided by (used for) operating activities                  (36,122)            366          (20,534)        (28,852)
                                                                 --------------- ---------------- --------------- -----------------
INVESTMENT ACTIVITIES:

  Capital expenditures                                                 (39,727)        (55,147)         (40,402)         (3,301)
  Disposals of property                                                  5,897           8,011            5,555           5,452
                                                                 --------------- ---------------- --------------- -----------------
 Net cash provided by (used for) investment activities                 (33,830)        (47,136)         (34,847)          2,151
                                                                 --------------- ---------------- --------------- -----------------
FINANCING ACTIVITIES:

  Net proceeds from sale of preferred stock                             40,000          51,000                -               -
  Net proceeds from sale of common stock                                   258               -                -               -
  Proceeds from new bank debt                                                -               -                -         104,144
  Payment of old bank debt                                                   -               -                -         (93,144)
  Net proceeds from long-term debt                                      77,978           9,000           33,089               -
  Loan placement fees                                                   (9,842)              -                -          (3,125)
  Obligations under capital leases discharged                           (8,770)        (10,543)          (6,126)         (1,707)
  Net repayment of long-term debt                                      (19,046)         (7,993)            (808)           (239)
                                                                 --------------- ---------------- --------------- -----------------
 Net cash provided by financing activities                              80,578          41,464           26,155           5,929
                                                                 --------------- ---------------- --------------- -----------------

Net increase (decrease) in cash and temporary investments               10,626          (5,306)         (29,226)        (20,772)
Cash and temporary investments at beginning of period                   34,119          39,425           68,651          89,423
                                                                 --------------- ---------------- --------------- -----------------
Cash and temporary investments at end of period                   $     44,745    $     34,119     $     39,425   $      68,651
                                                                 =============== ================ =============== =================

Supplemental disclosure of cash flow information:
  Interest payments                                               $     77,658     $   105,045     $     57,565   $       9,515
  Capital lease obligations incurred                                    21,654          23,452            8,529          20,072
  Accrued dividends                                                      8,431           2,000                -               -
  Decrease in common stock par value                                         -           9,900                -               -


         See accompanying notes to consolidated financial statements.

                            THE GRAND UNION COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1 - Management Plans and Subsequent Events

         On January 27, 1998 The Grand Union Company, a Delaware corporation ("Grand Union" or the "Company"), announced that it had retained the firm of Salomon Smith Barney as a financial advisor to evaluate various financial alternatives, including a capital restructuring. In February 1998, the Company commenced negotiations with the Secured Banks regarding obtaining necessary waivers to avoid the consequences of an event of default under the Credit Agreement and to facilitate the restructuring contemplated by the Company's proposed plan of reorganization (the "Plan of Reorganization"). Those negotiations resulted in an agreement by the Secured Banks to waive certain defaults under the Credit Agreement, subject to the terms and conditions of such waiver.

         The same industry and financial pressures that required Grand Union to commence negotiations with the Secured Banks also led the Company to commence negotiations regarding a restructuring of its obligations with the holders of the Senior Notes. In February and March 1998, eight institutions owning approximately 48% of the Senior Notes agreed to serve on an unofficial noteholder committee (the "Unofficial Noteholder Committee") and receive confidential, non-public information about Grand Union.

         Grand Union participated in extensive negotiations with the Unofficial Noteholder Committee regarding the terms of a proposed financial restructuring. During this time, Grand Union failed to make the approximately $36 million interest payment due and payable on the Senior Notes on March 2, 1998, which resulted in the occurrence of events of default under the Indenture governing the Senior Notes and the Credit Agreement. Nevertheless, negotiations between Grand Union and the Unofficial Noteholder Committee continued, and on March 30, 1998, the parties reached an agreement in principle on the terms of a restructuring to be effectuated pursuant to a plan of reorganization under chapter 11 of the Bankruptcy Code. On May 13, 1998, Grand Union, the Unofficial Noteholder Committee and the holders of the Grand Union's preferred stock reached an agreement in principle regarding the proposed treatment of the preferred stock.

         Pursuant to a Disclosure Statement, dated May 22, 1998 (the "Disclosure Statement"), Grand Union commenced a prepetition solicitation of votes by the holders of Senior Notes and preferred stock to accept or reject the Plan of Reorganization. The Plan of Reorganization generally provides that trade and business creditors will be unimpaired and will continue to be paid in the ordinary course of business, so long as shipments are made to the Company under terms at least equivalent to those in place prior to January 27, 1998. The Plan of Reorganization further provides that (i) the Company's Senior Notes will be cancelled and exchanged for all of the reorganized Company's common stock; (ii) the Company's existing common stock will be cancelled and exchanged for five-year warrants to purchase approximately 1.5% of the new common stock at an exercise price of $19.82 per share; (iii) the Company's preferred stock will be cancelled and exchanged for (a) five-year warrants to purchase approximately 10.5% of the new common stock at an exercise price of $19.82 per share, (b) five-year warrants to purchase approximately 2.5% of the new common stock at an exercise price of $23.15 per share, and (c) four-year warrants to purchase approximately 1% of the new common stock at an exercise price of $12.32 per share; and (iv) the Company's outstanding warrants and stock options will be cancelled. At the conclusion of the solicitation period, which commenced on May 22, 1998 and ended on June 22, 1998, the Plan of Reorganization had been accepted by holders of approximately 99% of the Senior Notes in principal amount and approximately 92% in number of such holders that voted on the Plan of Reorganization and by all holders of the preferred stock that voted on the Plan of Reorganization. Holders of approximately 72% in principal amount of the outstanding Senior Notes voted to accept the Plan of Reorganization. Although Grand Union believes that the Plan of Reorganization will satisfy all requirements necessary for confirmation by the Bankruptcy Court (as defined below), there can be no assurance that the Bankruptcy Court will reach the same conclusion. Moreover, there can be no assurance that modifications of the Plan of Reorganization will not be required for confirmation or that such modifications would not necessitate the resolicitation of votes.

         On June 24, 1998, the Company filed a voluntary petition for relief (the "Filing") under chapter 11, Title 11 of the United States Code, as amended ("Chapter 11"), with the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The Company is in possession of its property and is maintaining and operating its business as a debtor-in-possession pursuant to the provisions of Sections 1107 and 1108 of Chapter 11.

         As previously reported, in recent months, the Company had been experiencing liquidity problems and had been unable to borrow the funds necessary to pay the interest due on its Senior Notes and finance its working capital and other business needs.

         Since March 2, 1998, the Company has been in default of its obligations under the Senior Notes and operating with waivers of cross defaults under the Credit Agreement. As of June 24, 1998 the Company had $22 million of borrowings and approximately $33 million of letters of credit outstanding under its $100 million revolving credit facility. In addition, the Filing by the Company constitutes an automatic default under the Credit Agreement.

         In connection with the Filing, on June 24, 1998, the Company entered into a $172,022,020 firm underwritten revolving credit agreement (the "DIP Facility") with Swiss Bank Corporation ("SBC") and Lehman Commercial Paper Inc. ("LCPI"), as agents for a syndicate of lenders (together, the "DIP Lenders"). The DIP Facility consists of a revolving credit facility in an aggregate amount of $172,022,020, inclusive of a $50 million letter of credit facility. Loans under the DIP Facility will be guaranteed by each of the Company's subsidiaries. The DIP Facility will mature upon the earlier of (i) October 22, 1998, or (ii) the effective date of the Plan of Reorganization.

         The proceeds of the DIP Facility will be used (i) to finance the working capital needs of the Company and its subsidiaries in the ordinary course of business, (ii) to finance the payment of Chapter 11 expenses,
     (iii) for general corporate purposes and (iv) to refinance the revolving credit and term loans and to replace, backstop or cash collateralize letters of credit outstanding under the Credit Agreement.

         The DIP Facility is secured by substantially all of the assets of Grand Union and its subsidiaries. The interest rate applicable to the DIP Facility will be equal to, at Grand Union's election, either (i) 1.5% above the higher of (A) Citibank's prime rate and (B) the federal funds rate plus 0.5%, or (ii) 2.5% above the rate for eurodollar deposits for one, two or three weeks or one month (as selected by Grand Union) in the interbank eurodollar market. Grand Union committed to pay an underwriting fee of $1,100,000 and is required to pay a $25,000 per month administrative fee. In addition, Grand Union will pay a commitment fee of 0.5% per annum on the average daily unused portion of the DIP Facility and a fronting fee of 0.125% on the aggregate undrawn face amount of outstanding letters of credit. The availability of the DIP Facility is conditioned, among other things, upon the entry of an order of the Bankruptcy Court approving the DIP Facility, which is anticipated to occur 15 days after the Filing.

         On the date the Plan of Reorganization is consummated (the "Consummation Date"), Grand Union will enter into a new credit facility (the "Exit Facility"). On April 23, 1998, Grand Union received a letter from SBC Warburg Dillon Read Inc., SBC, Lehman Brothers Inc. and LCPI, pursuant to which SBC and LCPI (collectively, the "Agent Banks") committed to provide financing to Grand Union in the aggregate principal amount of $300 million upon consummation of the Plan of Reorganization. The Agent Banks, as agents for a syndicate of banks, financing institutions and other entities, including the Agent Banks (collectively, the "New Grand Union Lenders"), will provide Grand Union with the Exit Facility. The Exit Facility will be guaranteed by all of Grand Union's subsidiaries.

         The Exit Facility will be comprised of: (i) a $230 million term loan facility (the "Term Loan") and (ii) a $70 million revolving credit facility (the "Revolving Credit Facility"). The Term Loan and Revolving Credit Facility will mature on the fifth anniversary of the Consummation Date. The proceeds of the Exit Facility will be used to refinance the obligations under the DIP Facility and the Supplemental Term Loan claims under the Credit Agreement and the excess portion will be used for the working capital needs of the Company and its subsidiaries, including capital expenditures. Up to $50 million of the Revolving Credit Facility will be available for the issuance of letters of credit. The Exit Facility will be secured by substantially all of the assets of the Company and its subsidiaries. The availability of the Exit Facility is conditioned, among other things, upon the Bankruptcy Court having entered an order confirming the Plan of Reorganization on or before August 31, 1998.

     NOTE 2 - Basis of Presentation and Summary of Significant Accounting
     Policies

         The Company is a regional food retailer, which currently operates stores in six northeastern states. The Company has been publicly owned since June 15, 1995. Prior to June 15, 1995, Grand Union Capital Corporation ("Capital"), a wholly owned subsidiary of Grand Union Holdings Corporation ("Holdings") owned all of Grand Union's Common Stock.

     Basis of Presentation

         As of the Company's emergence from Chapter 11 ("Chapter 11") of Title 11 of the United States Code (the "Code") on June 15, 1995 (the "Effective Date", see Note 3) the Company adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under The Bankruptcy Code" ("Fresh-Start Reporting"). In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The period presented prior to the Effective Date has been designated "Predecessor Company" and the periods subsequent to the Effective Date have been designated "Successor Company".

     Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Intercompany transactions and balances have been eliminated in consolidation.

     Fiscal Year

         The Company's fiscal year ends on the Saturday nearest the last day of March. The years ended March 28, 1998 ("Fiscal 1998"), March 29, 1997 ("Fiscal 1997"), and March 30, 1996 ("Fiscal 1996") were each comprised of 52 weeks. Fiscal 1996 includes the 11 weeks prior to the Effective Date which have been designated "Predecessor Company" and the 41 weeks subsequent to the Effective Date which have been designated "Successor Company".

     Temporary Cash Investments

         The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

     Inventories

         Grocery and general merchandise inventories are all valued at the lower of last-in, first-out ("LIFO") cost or market. At March 28, 1998 and March 29, 1997 approximately $112,411,000 and $111,923,000, respectively, of grocery and general merchandise inventories were valued using the LIFO method. Replacement cost exceeded LIFO cost of these inventories by approximately $3,783,000 and $3,800,000 at March 28, 1998 and March 29, 1997, respectively. Perishable inventories are valued at the lower of average cost or market, which adequately provides for the matching of costs and related revenues due to the rapid turnover of such inventories.

     Property and Depreciation

         Land, buildings, fixtures and equipment and leasehold improvements are recorded at cost and include interest on the funds borrowed to finance construction. Depreciation and amortization of buildings, fixtures and equipment and leasehold improvements is computed using the straight-line method over estimated useful lives ranging from three to forty years. Properties held under capital leases are capitalized net of gains on sale-leaseback transactions and are amortized using the straight-line method over the life of the asset or the life of the lease, as appropriate.

     Excess Reorganization Value

         Excess Reorganization Value, established in connection with Fresh-Start Reporting, is being amortized on a straight-line basis over five years. Accumulated amortization was $290,925,000 and $186,592,000 at March 28, 1998 and March 29, 1997, respectively.

     Beneficial Leases

         Amortization of beneficial leases is computed using the straight-line basis over the lease life. At March 28, 1998 and March 29, 1997, accumulated amortization was $40,159,000 and $27,682,000, respectively.

     Amortization of Debt Premium

         The Company amortizes premiums in connection with the issuance of long-term debt over the life of the respective issue.

     Deferred Financing Fees

         Financing fees are deferred and amortized over the expected life of the related loan. At March 28, 1998 and March 29, 1997, accumulated amortization was $2,342,000 and $802,000, respectively.

     Income Taxes

         Deferred income taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting and the tax basis of existing assets and liabilities. Valuation allowances are recorded to the extent that it is more likely than not that future tax benefits will not be realized.

     Retirement Plans

         The Company maintains a noncontributory, trusteed pension plan covering eligible employees and a supplemental nonqualified, nontrusteed plan for certain executives. The Company's policy is to fund pension amounts, which satisfy the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company also maintains a saving plan in which eligible employees may contribute up to a total of 14% of their salary; the allowable percentage of pre- and post-tax contributions vary depending upon the earnings of a particular employee. The Company provides a match of 25% on the dollar up to the first 4% of employee contributions.

     Postretirement Benefits other than Pension

         The Company accrues the estimated cost of retiree benefit payments, other than pension, during the years each employee provides services.

     Stock-Based Compensation

         The Company accounts for stock-based compensation using the intrinsic value method under which compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

     Self Insurance

         The Company self-insures workers' compensation, automobile liability, general liability and non-union employee medical costs to varying deductible limits, and with the exception of medical costs, carries third party insurance in excess of such limits. Reserves are provided for the estimated settlement value up to the deductible limit of all claims incurred during each policy year.

     Advertising Costs

         Advertising costs are expensed as incurred. Advertising expense for Fiscal 1998, Fiscal 1997, the 41 weeks ended March 30, 1996, and the 11 weeks ended June 17, 1995 was $33,216,000, $37,481,000, $28,084,000, and
     $7,383,000, respectively.

     Store Closure Expense

         Estimated net costs of holding and disposing of closed stores are provided as of the later of the date the decision is made to close the store or the date such costs are reasonably estimable.

     Pre-opening Costs

         Store pre-opening costs are charged to expense as incurred.

     Fair Value of Financial Instruments

         The carrying amount of cash, temporary cash investments, receivables, accounts payable, accrued liabilities and debt, other than the Senior Notes, approximates fair value. The fair value of the Senior Notes, based upon published trading values, is $311,107,000 and $592,444,000 at March 28,1998 and March 29, 1997, respectively.

     Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from those estimates. Areas of significant estimates include self-insurance reserves, realization of deferred tax assets, retirement benefit reserves, recoverability of long-lived assets, restructuring and other reserves.

     Net Loss Per Share

         Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), which is effective for interim and year end periods ending after December 15, 1997. This statement requires that entities present, on the face of the income statement for all periods presented, basic and diluted per share amounts. Basic earnings per share is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the impact of any dilutive stock options or warrants outstanding (potential common shares). For Fiscal 1998, Fiscal 1997, and the 41 weeks ended March 30, 1996, potentially dilutive shares totaling 29,554,440, 10,126,763, and 235,680 have been excluded from the computation of the Company's diluted earnings per share because the effect would have been anti-dilutive. The Company adopted SFAS No. 128 in the third quarter of Fiscal 1998.

     Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

         In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", ("SFAS No. 121"), which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 as of the Effective Date.

     Reclassifications

         Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the Fiscal 1998 presentation.

     New Accounting Standards Not Yet Adopted

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires the reporting and display of comprehensive income and its components in an entity's financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131") effective for fiscal years beginning after December 15, 1997. SFAS No.
     131 provides accounting guidance for reporting information about operating segments and requires both interim and annual segment reporting.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), which will be effective for financial statements beginning after December 15, 1997. SFAS No. 132 revises employers' disclosure about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

         These statements, which will be adopted by the Company in Fiscal 1999, affect financial statement presentation and disclosure but will not have an impact on the Company's consolidated financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") effective for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company currently does not have any derivative instruments and, therefore, does not expect the adoption of this SFAS to have an effect on the Company's financial position or results of operations.

     NOTE 3 -1995 Reorganization

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

     1995 Chapter 11 Bankruptcy Filings - On January 25, 1995 (the "Filing Date"), as part of the implementation of such agreement, the Company filed a voluntary petition for relief under chapter 11 ("Chapter 11") of Title 11 of the United States Code (the "Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). From the Filing Date through the Effective Date, the Company operated as a debtor-in-possession under Chapter 11 of the Code and was subject to the supervision of the Bankruptcy Court in accordance with the Code. During this period, the Company's business was operated under a series of "first day orders", which, among other things, permitted it to retain certain financial and legal advisors and which authorized payment of certain pre-petition employee costs, including worker's compensation benefits, and pre-petition trade claims, subject to the satisfaction of various requirements.

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

     1995 Plan of Reorganization - The Bankruptcy Court confirmed the Second Amended Chapter 11 Plan of The Grand Union Company, dated as of April 19, 1995, (as confirmed, the "Plan"), on May 31, 1995 (the "Confirmation Date"), and the Company emerged from Chapter 11 on the Effective Date.

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

         As of the Effective Date, the Old Senior Notes, which had an aggregate principal amount of $525,000,000 plus accrued interest, were deemed cancelled and each holder of Old Senior Notes became entitled to receive its pro rata share of the Company's new 12% Senior Notes due 2004 (the "Senior Notes") having an aggregate principal amount of $595,475,922 issued pursuant to the Plan. Subsequent to the Effective Date, the Company issued $595,421,000 aggregate principal amount of Senior Notes and made cash payments of $54,922 for fractional amounts to the holders of the Old Senior Notes. The Senior Notes began to accrue interest beginning on September 1, 1995. Accordingly, the Senior Notes have been discounted at 12% for the period from June 15, 1995 to September 1, 1995 and imputed interest was charged at 12% during that period. In addition, the difference between such discounted value and the fair value of the Senior Notes at the Effective Date was recorded as a debt premium totaling $5,779,000 which is being amortized over the life of the Senior Notes.

         As of the Effective Date, the Subordinated Notes, which had an aggregate principal amount of $566,150,000, and the old capital stock of Grand Union were deemed cancelled and each holder of Subordinated Notes became entitled to receive its pro rata share of an aggregate of 10,000,000 shares of Common Stock issued pursuant to the Plan.

         The Plan also provided for the issuance of warrants to purchase an aggregate of 900,000 shares of Common Stock to holders of several other series of long-term debt of its then parent company (the "Capital Notes") pursuant of the terms of a settlement reached among the Company, its then direct and indirect parent companies, the Official Committee of Unsecured Creditors of its then parent company and certain holders of the Capital Notes. Such warrants are comprised of 300,000 Series 1 Warrants to purchase shares of Common Stock at a purchase price of $30 per share and of 600,000 Series 2 Warrants to purchase shares of Common Stock at a purchase price of $42 per share. The warrants expire on June 15, 2000.

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

         For financial reporting purposes, the Company accounted for the consummation of the Plan effective June 17, 1995. In accordance with Fresh-Start Reporting, the Company valued its assets and liabilities at fair values and eliminated its retained earnings at the Effective Date. The reorganization value of the Company was determined utilizing several methods which yielded similar results including (a) the trading value of the Company's Common Stock for a representative number of days subsequent to the Effective Date and the fair value of the Company's obligations as of the Effective Date, (b) discounted cash flows and (c) a multiple of adjusted trailing year operating cash flow. The total reorganization value as of the Effective Date was determined to be $1,334,000,000 which was $521,657,000 in excess of the aggregate fair value of the Company's tangible and identified intangible assets. Such excess is classified as "Excess reorganization value, net" in the accompanying consolidated balance sheet.

         The components of reorganization items included as unusual items in the consolidated statement of operations are as follows (in thousands):


                                                                                 11 Weeks
                                                                                  Ended
                                                                                 June 17,
                                                                                   1995
                                                                                 --------
     Fresh-Start Reporting:
        Establish excess reorganization value                                   $ 521,657
        Eliminate existing goodwill                                              (540,434)
        Revalue beneficial leases                                                  40,633
        Establish deferred tax asset                                               35,414
        Revalue pension assets and liabilities and postretirement obligations     (23,653)
        Record lease rejection liability                                          (19,734)
        Provide for warehouse closing                                             (10,450)
        Eliminate LIFO inventory reserve                                            7,757
        Provide for other reorganization liabilities                               (5,400)
        Record liability for fair value of interest rate protection agreement      (3,500)
        Other                                                                      (1,905)
                                                                                ---------
      Total Fresh-Start Reporting                                                     385
     Professional fees incurred in connection with the reorganization             (20,000)
     Interest earned on accumulated cash resulting from the
       Chapter 11 proceedings                                                         988
                                                                                ----------
             Total reorganization items                                         $ (18,627)
                                                                                =========

         At June 17, 1995, as a result of the debt restructuring, the Company recorded an extraordinary gain on debt discharge as follows (in thousands):

         Elimination of Old Debt, deferred financing fees and accrued interest discharged                $ 1,589,506
         Issuance of Senior Notes                                                                           (580,721)
         Issuance of Common Stock                                                                           (154,000)
                                                                                                    -------------------
            Extraordinary gain on debt discharge                                                         $   854,785
                                                                                                    ===================

     NOTE 4 - Unusual items

         Unusual items included in the consolidated statements of operations consist of the following (in thousands):


                                                                              Successor                         Predecessor
                                                                               Company                            Company
                                                -----------------------------------------------------------  ----------------
                                                    52 Weeks             52 Weeks              41 Weeks           11 Weeks
                                                     Ended                Ended                 Ended              Ended
                                                    March 28,            March 29,             March 30,          June 17,
                                                      1998                 1997                  1996               1995
                                                ----------------    ------------------     ----------------  ----------------
       Charges relating to severance                  $  3,000              $  7,800            $       -           $       -
       Inventory valuation reserve                           -                 2,000                    -                   -
       Provision for warehouse closures                      -                     -               15,000                   -
       Charges relating to voluntary
       resignation programs                                  -                     -                4,500                   -
       Provision for reorganizational
       restructuring                                         -                     -                2,500                   -
       1998 reorganization items                         2,668                     -                    -                   -
       1995 reorganization items                           665                     -                    -              18,627
                                                ----------------    ------------------     ----------------    ----------------
           Total unusual items                        $  6,333              $  9,800            $  22,000           $  18,627
                                                ================    ==================     ================    ================

         The Company recorded $2,668,000 of unusual charges during the fourth quarter of Fiscal 1998 in connection with legal, advisory and bank fees associated with the planned prepackaged restructuring. Additionally, the Company recorded $3,665,000 of unusual charges during the third quarter of Fiscal 1998. This charge included a $3,000,000 supplement for a reserve set at fiscal year end 1997 for the reorganization of the Company during Fiscal 1998 and additional charges of $665,000 for legal costs to supplement a reserve created as a result of the Company's Chapter 11 filing in calendar year 1995.

         During the fourth quarter of Fiscal 1997, the Company recorded $9,800,000 of unusual charges including $7,800,000 of severance and $2,000,000 of an inventory valuation reserve.

         In Fiscal 1996, the Company entered into several supply agreements with C&S Wholesale Grocers, Inc. ("C&S"), pursuant to which C&S stocks and distributes to all Grand Union stores substantially all of the merchandise formerly owned and warehoused by Grand Union. Under the agreements, C&S stocks and supplies grocery and perishable products from its own warehouses and stocks and supplies health and beauty care and general merchandise products from the Company's Montgomery, New York warehouse. Accordingly, the Company recorded a provision relating to the closure of two metropolitan New York warehouses consisting principally of the cash costs of severance, pension withdrawal liability, security and other expenses directly related to the closing of the warehouses. Substantially all of the net costs of closing these facilities were paid prior to March 30, 1996.

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

     NOTE 5 - Property

     Property, at cost, consists of the following (in thousands):


                                                               March 28,           March 29,
                                                                  1998                1997
                                                             ---------------     ----------------
     Property owned:
       Land                                                       $ 18,055             $ 19,196
       Buildings                                                    66,162               60,422
       Fixtures and equipment                                      185,470              168,053
       Leasehold improvements                                      132,382              126,002
                                                             ---------------     ----------------
                                                                   402,069              373,673

     Less: accumulated depreciation and amortization               124,709               81,098
                                                             ---------------     ----------------
     Property owned, net                                           277,360              292,575
                                                             ---------------     ----------------

     Property held under capital leases:

       Land and buildings                                          131,094              112,056
       Equipment                                                    15,552               18,081
                                                             ---------------     ----------------
                                                                   146,646              130,137
     Less: accumulated amortization                                 34,369               10,801
                                                             ---------------     ----------------
     Property held under capital leases, net                       112,277              119,336
                                                             ---------------     ----------------
     Property                                                    $ 389,637            $ 411,911
                                                             ===============     ================

         Depreciation and amortization of owned and leased property for Fiscal 1998, Fiscal 1997, the 41 weeks ended March 30, 1996, and the 11 weeks ended June 17, 1995 was $78,554,000, $64,256,000, $42,706,000, and
     $11,246,000, respectively.

         As discussed in Note 2, the Company adopted SFAS No. 121 as of the Effective Date. This statement requires companies to record impairments of long-lived assets, certain identifiable intangibles, and associated goodwill when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. In accordance with this statement, the Company performed an evaluation of its assets for impairment considering the present value of estimated net future operating cash flows. The result of such a review resulted in an impairment loss of $25,020,000 and

     $6,362,000 for March 28, 1998 and March 29, 1997, respectively, which was recorded through depreciation in order to write down certain impaired store assets.

     NOTE 6 - Receivables and Accounts Payable and Accrued Liabilities

         Receivables at March 28, 1998 and March 29, 1997 are net of allowances for doubtful accounts of $5,542,000 and $4,530,000, respectively.

         Accounts payable and accrued liabilities consist of the following (in thousands):


                                                   March 28,           March 29,
                                                      1998                1997
                                               ----------------    ----------------
     Accounts payable                               $  73,135          $  100,789
     Accrued liabilities:
      Payroll                                          22,513              20,285
      Interest                                         44,832               9,405
      Insurance                                        15,076              16,070
      Other                                            33,883              28,991
                                               ----------------    ----------------
        Total accounts payable and
            accrued liabilities                      $189,439            $175,540
                                               ================    ================


     NOTE 7 - Income Taxes

     The components of the deferred income tax (provision) benefit are as follows (in thousands):

                                                                       Successor                                 Predecessor
                                                                        Company                                    Company
                                                  --------------------------------------------------------   ------------------
                                                    52 Weeks             52 Weeks          41 Weeks              11 Weeks
                                                     Ended                 Ended             Ended                Ended
                                                   March 28,             March 29,         March 30,             June 17,
                                                      1998                 1997              1996                  1995
                                                  --------------       ---------------   --------------       -----------------

             Federal                              $   (43,872)           $   (2,154)         $    16,157      $             -
             State                                     (7,521)                 (369)               2,770                    -
                                                  --------------       ---------------   ----------------    ------------------

             Income tax (provision) benefit       $   (51,393)           $   (2,523)         $    18,927      $             -
                                                  ==============       ===============   =================   ==================


         The reconciliation of the income tax (provision) benefit computed at the federal statutory rate to the reported income tax (provision) benefit is as follows (in thousands):


                                                                               Successor                               Predecessor
                                                                                Company                                  Company
                                                               ------------------------------------------------     ---------------
                                                                52 Weeks          52 Weeks         41 Weeks             11 Weeks
                                                                  Ended            Ended             Ended                Ended
                                                                March 28,        March 29,         March 30,            June 17,
                                                                  1998              1997             1996                 1995
                                                               -------------    --------------    -------------     ---------------
     Benefit computed at federal statutory tax rate              $  88,407        $  63,291         $  45,074        $   10,268
     Increase (decrease) in the benefit resulting from:
       Amortization of excess reorganization value                 (36,257)         (35,429)          (28,992)                -
       Amortization of goodwill                                          -                -                 -            (6,295)
       State and local taxes, net of federal tax benefit             9,039            5,242             2,770                 -
       Deferred tax asset valuation allowance                     (114,587)         (29,841)                -            (3,948)
       Write-down of unrealizable deferred tax asset                     -           (8,500)                -                 -
       Other                                                         2,005            2,714                75               (25)
                                                               -------------    --------------    -------------     ---------------
     Income tax (provision) benefit                              $ (51,393)        $ (2,523)         $ 18,927       $         -
                                                               =============    ==============    =============     ===============

     The components of the net deferred tax asset are as follows (in thousands):


                                                     March 28,    March 29,
                                                      1998           1997
                                                    ----------   -----------
Deferred tax assets:
  Non-cash interest                                 $   1,922    $   2,111
  Insurance reserve                                    18,922       19,597
  Pension                                               6,784        5,419
  Postretirement benefit liability                     14,887       14,671
  Depreciable assets                                    8,459            -
  Other miscellaneous reserves                         21,088       23,505
  Net operating loss carryforward                      77,052       29,841
                                                    ---------    ---------
Total deferred tax assets                             149,114       95,144
                                                    ---------    ---------

Deferred tax liabilities:
  Depreciable assets                                        -        9,299
  Other                                                 4,686        4,611
                                                    ---------    ---------
Total deferred tax liabilities                          4,686       13,910
                                                    ---------    ---------

Net deferred tax asset before valuation allowance     144,428       81,234

Valuation allowance                                  (144,428)     (29,841)
                                                    ---------    ---------
Net deferred tax asset                              $       -     $ 51,393
                                                    =========    =========


         The Company recorded no income tax benefit relating to net operating losses generated during Fiscal 1998, as they were offset by a valuation allowance. Due to the circumstances described in Note 1, management determined that it was more likely than not that the remaining deferred tax asset would not be realized. As such, during the fourth quarter of Fiscal 1998, the Company established a valuation allowance for its remaining deferred tax asset relating to temporary differences.

         During the fourth quarter of Fiscal 1997, the Company determined that the likelihood of realizing its entire deferred tax asset had diminished as a result of the application of Internal Revenue Code Section 382 as well as other long-term financial prospects. Section 382, which was triggered by the sale of Class A Preferred Stock, limits the amount of future annual net operating loss carryforwards which may be utilized subsequent to a change in control. Consequently, during the fourth quarter of Fiscal 1997, the Company wrote off $8,500,000 of its deferred tax asset that related to net operating loss carryforwards expected to expire due to Section 382 limitations and established a valuation allowance to fully reserve for the portion of its deferred tax asset related to its remaining net operating loss carryforwards.

         As of March 28, 1998, the Company had net operating loss carryforwards of approximately $190,345,000 for tax purposes, expiring in the year 2011. Due to Section 382, there will be a limitation on the amount of annual net operating loss carryforwards, which can be utilized.

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

     NOTE 8 - Debt

         The components of the Company's debt are as follows (in thousands):


                                                                   March 28,        March 29,
                                                                     1998              1997
                                                               ---------------    ---------------
       Equipment mortgage notes                                $           -      $           46

       Bank Credit Agreements:
         Term Loans                                                  182,122            104,144
         Revolving Credit Facility                                    17,000             36,000
       12% Senior Notes due September 1, 2004
       (includes $4,008 and $4,642 of
       unamortized debt premium at March 28, 1998
       and March 29, 1997)                                           599,429            600,063
                                                               ---------------    ---------------
                                                                     798,551            740,253

       Less: current maturities of long-term debt                    798,551                 46
                                                               --------------     ---------------
       Long-term debt                                          $           -       $    740,207
                                                               ===============    ===============


         In August 1997, Grand Union executed an amendment to the Amended and Restated Credit Agreement (the "Credit Agreement"), among Grand Union, Bankers Trust Company, as Agent, and the lenders party thereto (the "Secured Banks"), dated as of June 15, 1995, as amended. As amended, the Credit Agreement is comprised of a term loan, a revolving credit facility and a supplemental term loan. The term loan is in the aggregate principal amount of $104,144,371.

         The revolving credit commitment is for $67,878,000, of which a maximum of $60,000,000 may be utilized in the form of letters of credit. The commitment expires June 15, 2000. In each year, no more than $40,000,000 of the revolving credit facility may be outstanding in the form of borrowed money (excluding letter of credit utilization) for any 30-day period between July 15th and August 31st. As of March 28, 1998, an aggregate of $43,528,000 of letters of credit were issued and outstanding under the Credit Agreement. Grand Union incurs a commitment fee of 0.5% per annum on the average unused portion of the revolving credit facility.

         As part of the August 1997 amendment of the Credit Agreement, Grand Union obtained the supplemental term loan to enable it, among other things, to make its required September 1, 1997 interest payment on the Company's 12% Senior Notes due 2004 (the "Senior Notes"). The supplemental term loan facility is in an aggregate principal amount of $77,977,980, which matures on March 1, 2003. The supplemental term loan increased the total amount available under the Credit Agreement to $250 million. The supplemental term loan has no required amortization and may be prepaid without penalty on or after August 31, 1998.

         The term loan and the revolving credit facility are secured by a lien and security interest in all of the tangible and intangible assets of Grand Union, including the shares of its four subsidiaries and mortgages on specified leaseholds. The supplemental term loan is subordinate to the term loan and the revolving credit facility. It is secured by the same lien and security interest that secures the term loan and revolving credit facility but the rights of the lenders under the supplemental term loan in respect of such lien and security interest are subordinate to the rights of the lenders under the term loan and the revolving credit facility.

         The term loan and revolving credit facility of the Credit Agreement bear interest at the base rate (generally prime) plus 2% or the relevant one-, two-, three-, or six-month Eurodollar rate plus 3.75% (including standard yield protection provisions). The supplemental term loan bears interest at 15% for the first year of the loan, increasing by .50% every six months thereafter, payable semiannually in arrears, plus additional interest accruing at 1% per annum payable only after the term loan and revolving credit facility have been paid in full and then only upon payment or prepayment of principal with respect to which such additional interest has accrued. The term loan requires quarterly principal payments of $13,018,000 from September 30, 2000 through June 15, 2002.

         The Credit Agreement contains certain restrictions and financial covenants relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness, asset sales, dividends, capital expenditures, and prepayment of other indebtedness.

         Notwithstanding the increased commitment provided under the August 1997 amendment to the Credit Agreement, due to a continuing lack of sufficient liquidity, increasing competition and consolidation, and falling margins, Grand Union determined that its financial resources would be insufficient to satisfy the approximately $36 million interest payment due and payable on March 2, 1998 on the Senior Notes. Grand Union did not make the March 2, 1998 interest payment to holders of the Senior Notes. The failure to make such interest payment constituted a default under the Indenture governing the Senior Notes and a cross-default under the Credit Agreement. Accordingly, in February 1998, Grand Union commenced negotiations with the Secured Banks regarding obtaining necessary waivers to avoid the consequences of an event of default under the Credit Agreement and to facilitate the restructuring contemplated by the Company's proposed plan of reorganization (the "Plan of Reorganization") (see Note 1). Those negotiations resulted in an agreement by the Secured Banks to waive certain defaults under the Credit Agreement, subject to the terms and conditions of such waiver.

         At March 28, 1998, borrowings under the Revolving Credit Facility and Term Loans were at weighted interest rates of 10.50% and 9.44%, respectively. At March 29, 1997, borrowings under the Revolving Credit Facility and Term Loan were at weighted interest rates of 8.77% and 9.11%, respectively.

         For the 11 weeks ended June 17, 1995, pursuant to the 1995 Plan, on the Effective Date, the Old Senior Notes were deemed cancelled and each holder became entitled to receive its pro rata share of the Successor Company's Senior Notes having an aggregate principal amount of $595,421,000.
     Interest on the Senior Notes was payable semi-annually each March 1 and September 1.

     NOTE 9 - Issuance of Preferred Stock

         In a series of related transactions commencing on July 30, 1996, Trefoil Capital Investors II, L.P. and GE Investment Private Placement Partners II, A Limited Partnership (the "Purchasers") acquired beneficial ownership of an aggregate of approximately 70.77% of Grand Union's outstanding voting stock. On July 30, 1996, Grand Union entered into a definitive agreement (the "Stock Purchase Agreement") to sell $100 million of Class A Convertible Preferred Stock ("Class A Preferred") to the Purchasers. Each share of the Class A Preferred was to be convertible at the option of the holder, at any time, into 6.8966 shares of common stock. Pursuant to the Stock Purchase Agreement, the Purchasers agreed to purchase, and Grand Union agreed to sell, an aggregate of 2,000,000 shares of Class A Preferred at a purchase price of $50 per share (the "Stated Value") in stages through February 25, 1998. On September 17, 1996, the first stage of the transaction was closed, and the Purchasers acquired 800,000 shares of Class A Preferred for an aggregate purchase price of $40 million.

         At a subsequent closing held on February 25, 1997, the Purchasers purchased an additional 400,000 shares of Class A Preferred for an aggregate purchase price of $20 million. Additional subsequent closings were scheduled for August 26, 1997 and February 25, 1998 (the "Subsequent Closings"). If the Subsequent Closings had occurred, the Purchasers would have been required to purchase an additional 800,000 shares of Class A Preferred for an aggregate purchase price of $40 million.

         Pursuant to an Acceleration and Exchange Agreement (the "Acceleration Agreement"), dated June 12, 1997, between Grand Union and the Purchasers, at the request of Grand Union, the Purchasers agreed to accelerate to June 12, 1997 (the "Accelerated Closing") the sale and purchase of the 800,000 shares of Class A Preferred (the "Accelerated Shares"), which was to have occurred at the Subsequent Closings, and to exchange (the "Exchange") the Accelerated Shares for 800,000 shares of Class B Convertible Preferred Stock ("Class B Preferred"). At the Accelerated Closing, Grand Union received the $40 million purchase price for the sale of the Accelerated Shares. Immediately following the Accelerated Closing, the Purchasers completed the Exchange pursuant to which they received an aggregate of 800,000 shares of Class B Preferred, in consideration for their surrender of the Accelerated Shares. Until February 20, 1998, each share of Class B Preferred was convertible at the option of the holder, at any time, into 20.8333 shares of common stock. Pursuant to the Acceleration Agreement, effective February 20, 1998, this conversion ratio was reset such that each share of Class B Preferred is convertible into 33.3333 shares of common stock.

         On March 20, 1997, Grand Union consummated the sale to The Roger Stangeland Family Limited Partnership (the "Stangeland Partnership") of 60,000 shares of Class A Preferred at a purchase price of $50 per share (the "Stangeland Shares"), pursuant to the terms of a Stock Purchase Agreement, dated February 25, 1997, as amended by Amendment No.

     1 thereto dated as of March 20, 1997 (as so amended, the "Stangeland Stock Purchase Agreement"), between Grand Union and Mr. Stangeland, a director of the Company from June 15, 1995 to April 22, 1998. Pursuant to a Stockholder Agreement dated February 25, 1997 (the "Stangeland Stockholder Agreement"), among the Purchasers, Mr. Stangeland and Grand Union, Mr. Stangeland has granted the Purchasers certain take-along rights, the Purchasers have granted Mr. Stangeland certain tag-along rights, and the Purchasers and Grand Union have granted Mr. Stangeland certain registration rights related to the Stangeland Shares and any shares of Class A Preferred, and common stock, if any, paid as dividends with respect to the Class A Preferred (collectively, "Securities"). Pursuant to an Addendum, dated as of March 20, 1997, to the Stangeland Stockholder Agreement, the Stangeland Partnership has succeeded to all of the rights, and has assumed all of the obligations, of Mr. Stangeland pursuant to the Stangeland Stockholder Agreement. The Purchasers disclaim any and all ownership of the Stangeland Shares or any additional Securities acquired by the Stangeland Partnership in respect of the Stangeland Shares.

         As of June 24, 1998, there were a total of 1,300,566 outstanding shares of Class A Preferred, which were convertible into an aggregate of 8,969,483 shares of common stock, and a total of 800,000 outstanding shares of Class B Preferred, which were convertible into an aggregate of 26,666,640 shares of common stock. Together, the aggregate shares of Class A Preferred and Class B Preferred account for approximately 77.74% of Grand Union's outstanding voting stock.

         On September 30, 1996, December 31, 1996 and March 31, 1997, Grand Union paid dividends on the Class A Preferred through the issuance of a total of 40,566 shares of Class A Preferred, with an aggregate Stated Value of $2,028,300. Grand Union elected to suspend the declaration of the dividends payable June 30, 1997, September 30, 1997, December 31, 1997 and March 31, 1998. The dividends on the Class A Preferred and the Class B Preferred and the accrued and unpaid dividends through March 31, 1998 have been accounted for by a charge against "Capital in Excess of Par Value" and a corresponding increase in the carrying amounts of the Class A Preferred and Class B Preferred. The Class A Preferred and Class B Preferred have a liquidation preference over the common stock equal to the Stated Value of the outstanding shares of the preferred stock plus all accrued and unpaid dividends.

     NOTE 10 - Property Leases

         The Company operates principally in leased stores and offices, and in most cases holds renewal options with varying terms. Many of the leases contain clauses, which provide for increased rentals based upon increases in real estate taxes and lessors' operating expenses.

          Future minimum payments under capital and non-cancelable operating leases, net of minimum sublease income, as of March 28, 1998 are as follows (in thousands):

                                                                             Capital            Operating
                                                                        ----------------     --------------
     Fiscal
     1999                                                                  $   27,784         $   32,977
     2000                                                                      25,788             32,867
     2001                                                                      23,672             26,217
     2002                                                                      22,550             22,288
     2003                                                                      23,816             20,605
     Later years                                                              295,727            131,676
                                                                         ---------------     --------------
     Total minimum lease payments                                             419,337            266,630
     Less: estimated executory costs included in
     total minimum lease payments                                                (169)                 -

     Less: sublease rental income                                              (2,961)           (18,290)
                                                                         ---------------     --------------

     Net minimum lease payments                                               416,207          $ 248,340
                                                                                             ==============
     Less: portion representing interest                                      258,181
                                                                         ---------------
     Present value of net minimum lease payments                              158,026
     Less: current portion of obligations under capital leases                  7,562
                                                                         ---------------
     Non-current portion of obligations under capital leases
     (net of sublease rental income)                                        $ 150,464
                                                                         ===============


         Contingent rentals incurred on capital leases for Fiscal 1998, Fiscal 1997, the 41 weeks ended March 30, 1996, and the 11 weeks ended June 17, 1995 were $81,000, $106,000, $130,000, and $39,000, respectively.

         The rental expense for all operating leases was $48,262,000, $45,847,000, $33,923,000, and $8,696,000 during Fiscal 1998, Fiscal 1997, the 41 weeks ended March 30, 1996, and the 11 weeks ended June 17, 1995, respectively. Contingent rental expense included in total rental expense was $2,538,000, $2,870,000, $2,127,000, and $638,000 during Fiscal 1998,
     Fiscal 1997, the 41 weeks ended March 30, 1996, and the 11 weeks ended June 17, 1995, respectively.

     NOTE 11 - Stockholders' (Deficit) and Redeemable Old Common and Preferred Stock

         Changes in Stockholders' (Deficit) and Redeemable Old Common Stock were as follows (in thousands):


                                                                  Redeemable             Old           Capital in
                                                 Common           Old Common            Common          Excess of
                                                  Stock            Stock (a)            Stock           Par Value      (Deficit)
                                               -------------    -----------------    --------------    -------------  --------------
     Predecessor Company
     Balance at April 1, 1995                   $        -        $      9,407         $        1       $        -     $   (824,184)
     Net income for the 11 weeks ended
       June 17, 1995                                     -                   -                  -                -          825,449
     Extinguishment of stockholders'
      equity in connection with bankruptcy               -              (9,407)                (1)                           (1,265)
                                               -------------    -----------------    --------------    -------------  --------------

     Balance at June 17, 1995                   $                 $         -          $        -        $       -     $         -
                                               =============    =================    ==============    =============  ==============


     (a) The Redeemable Old Common Stock represents shares of Holdings held by management investors, which were redeemable under certain limited circumstances at the option of the holder.


                                                                                              Stockholders' (Deficit) Equity
                                                                                      --------------------------------------------
                                    Redeemable         Redeemable
                                      Class A            Class B                                     Capital in
                                     Preferred          Preferred         Common       Preferred      Excess of
                                       Stock              Stock           Stock          Stock        Par Value      (Deficit)
                                  -----------------  -----------------  ------------  -------------  -------------  --------------

Successor Company
Balance at June 17, 1995             $          -       $          -     $       -     $        -    $        -      $       -

Issuance of Common Stock                        -                  -        10,000              -       144,000              -

Net loss for the 41 weeks
  ended March 30, 1996                          -                  -             -              -         -           (109,856)
                                  -----------------  -----------------  ------------  -------------  -------------  --------------

Balance at March 30, 1996                       -                  -        10,000              -       144,000       (109,856)

Preferred stock issuance
  charges                                       -                  -             -              -       (12,000)
                                                                                                                             -
Decrease in Common Stock par
  value                                         -                  -        (9,900)             -         9,900
                                                                                                                             -
Issuance of Class A Preferred
  Stock                                    63,000                  -             -              -             -              -

Accrued preferred stock
  dividends                                 2,000                  -             -              -        (2,000)             -

Net loss for Fiscal 1997                        -                  -             -              -             -       (183,354)
                                  -----------------  -----------------  ------------  -------------  -------------  --------------

Balance at March 29, 1997                  65,000                  -           100              -        139,900      (293,210)

Issuance of Common Stock                        -                  -             2              -            256             -

Issuance of Class B
  Preferred   Stock                             -             40,000             -              -              -             -

Accrued Class A preferred
stock dividends                             5,685                 -              -              -         (5,685)            -

Accrued Class B preferred
  stock dividends                               -              2,746             -              -         (2,746)            -

Additional minimum pension
  liability                                     -                  -             -              -              -        (1,550)

Other                                           -                  -             -              -            281             -

Net loss for Fiscal 1998                        -                  -             -              -              -      (303,983)
                                  -----------------  -----------------  ------------  -------------  -------------  --------------

Balance at March 28, 1998          $       70,685    $        42,746    $      102     $        -     $  132,006    $ (598,743)
                                  =================  =================  ============  =============  =============  ==============


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

         Under the 1995 Plan of Reorganization, on the Effective Date, the Old Common Stock was cancelled and, as described in Note 3, holders of the Subordinated Notes became entitled to receive their pro rata share of 10,000,000 shares of Common Stock. In addition, on the Effective Date, holders of Capital Senior Zero Notes and Capital Subordinated Zero Notes who executed releases became entitled to receive an aggregate of Series 1 Warrants to purchase 300,000 shares of Common Stock at an exercise price of $30 per share and Series 2 Warrants to purchase 600,000 shares of Common Stock at an exercise price of $42 per share. Both the Series 1 Warrants and the Series 2 Warrants will expire five years after the Effective Date. As of March 28, 1998, no warrants have been exercised. The Common Stock and all other equity securities issued under the Certificate as amended are voting securities (although the voting rights of any new preferred stock issued will differ from those of Common Stock) and do not have any preemptive rights to subscribe for additional shares.

         Changes in Redeemable Old Preferred Stock of the Predecessor Company were as follows (in thousands):


                                                              Series            Series        Series            Total
                                                                A                 B              C
                                                         --------------    -------------    --------------    ----------------
     Balance at April 1, 1995                            $    69,182       $     9,010      $    86,600         $   164,792
     Extinguishment of Predecessor Company
        Stock in connection with bankruptcy                  (69,182)           (9,010)         (86,600)           (164,792)
                                                         --------------    -------------    --------------    ----------------
     Balance at June 17, 1995                            $         -       $         -      $         -       $           -
                                                         ==============    =============    ==============    ================

         The Series A cumulative exchangeable redeemable preferred stock ("Series A old preferred stock") had a $.01 par value, 500,000 shares authorized, and 351,745 shares issued and outstanding. The Series B cumulative redeemable convertible preferred stock ("Series B old preferred stock") had a $.01 par value, 500,000 shares authorized, and 78,256 shares issued and outstanding. The Series C cumulative redeemable convertible preferred stock ("Series C old preferred stock") had a $.01 par value, 500,000 shares authorized, and 440,771 shares issued and outstanding.

     NOTE 12 - Pension Plans

         The components of net periodic pension expense for the Company's defined benefit pension plans are as follows (in thousands):


                                                                 Fiscal            Fiscal              Fiscal
                                                                  1998              1997                1996
                                                             ----------------    -------------      ---------------
     Service cost - benefits earned during the period         $       4,492        $     4,351      $       4,317
     Interest costs on projected benefit obligations                 12,700             12,700             12,523
     Return on plan assets                                          (41,802)           (16,993)           (32,921)
     Net amortization and deferral                                   29,384              3,690             17,877
                                                             ----------------    -------------      ---------------

     Net periodic pension expense                             $       4,774        $     3,748      $       1,796
                                                             ================    =============      ===============


         The Company has not segregated the respective Successor and Predecessor Company pension expense for Fiscal 1996 because it is impractical to do so.

         The actuarial present value of benefit obligations and the funded status of the Company's pension plans are as follows (in thousands):



                                                                  Qualified             Nonqualified
                                                          ----------------------    ----------------------
                                                          March 28,    March 29,    March 28,    March 29,
                                                             1998        1997         1998          1997
                                                          ---------    ---------    ---------    ---------
     Actuarial present value of benefit
     obligations:
       Vested benefits                                    $(165,814)   $(159,438)   $  (7,264)   $  (4,715)

       Nonvested benefits                                    (4,176)      (4,038)        (165)          --
                                                          ---------    ---------    ---------    ---------

        Total benefits                                    $(169,990)   $(163,476)   $  (7,429)   $  (4,715)
                                                          =========    =========    =========    =========

     Projected benefit obligations                        $(194,482)   $(186,207)   $  (7,789)   $  (5,364)
     Plan assets, primarily stocks and bonds,
     at fair value                                          192,386      169,707           --           --
                                                          ---------    ---------    ---------    ---------

     Funded (unfunded) status                                (2,096)     (16,500)      (7,789)      (5,364)

     Unrecognized net (gain) loss                            (9,946)       8,674        1,910        2,073
     Unrecognized prior service cost                             --           --        2,925          (20)

     Adjustment required to recognize minimum liability          --           --       (4,475)      (1,404)
                                                          ---------    ---------    ---------    ---------

     Accrued pension liability                            $ (12,042)   $  (7,826)   $  (7,429)   $  (4,715)
                                                          =========    =========    =========    =========

         Significant actuarial assumptions used in all Company sponsored plans were as follows:


                                                                            Fiscal               Fiscal                Fiscal
                                                                            1998                 1997                  1996
                                                                       -----------------    -----------------     -----------------
     Discount rates                                                         6.75%                7.25%                 7.25%
     Rates of increase in future compensation                               4.50%                4.50%                 3.50%
     Long-term rate of return on plan assets                                8.25%                8.75%                 9.75%

     NOTE 13 - Postretirement Health Care and Life Insurance Benefits

          The Company provides certain health care and life insurance benefits for substantially all of its full-time non-union employees and union employee groups. The Company's postretirement plans currently are not funded. The Company's union employee groups are participants in multi-employer plans, which require monthly contributions and which are not subject to the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

         Net postretirement benefit cost consisted of the following (in thousands):


                                                                             Fiscal             Fiscal              Fiscal
                                                                              1998               1997                1996
                                                                         ---------------    ---------------     ---------------
     Service cost - benefits earned during the period                      $       720        $       728         $       591
     Interest cost on accumulated postretirement benefit
      obligation                                                                 2,690              2,668               2,594
                                                                         ---------------    ---------------     ---------------
     Net postretirement benefit expense                                     $    3,410         $    3,396          $    3,185
                                                                         ===============    ===============     ===============

         The Company has not segregated the respective Successor and Predecessor Company postretirement benefit expense for Fiscal 1996 because it is impractical to do so.

     The unfunded accrued postretirement benefit cost consists of the following (in thousands):

                                                      March 28,    March 29,
                                                        1998         1997
                                                      ---------   ----------
     Accumulated postretirement benefit
     obligation:

       Retirees                                       $(23,939)   $(20,660)
       Fully eligible active plan participants          (2,919)     (2,482)
       Other active plan participants                  (17,785)    (15,189)
                                                      --------    --------
        Total                                          (44,643)    (38,331)
     Unrecognized net loss                               7,851       2,521
                                                      --------    --------
     Accrued postretirement benefit cost              $(36,792)   $(35,810)
                                                      ========    ========



         The assumed health care cost trend rate used in measuring the accumulated postretirement obligation as of March 28, 1998 and March 29, 1997 was 10.0% and 11.0%, respectively, for associates pre-age 65 and 7.0% and 8.0%, respectively, for associates post-age 65, decreasing each successive year by 1% until the respective trend rates reach 4.50% and 4.75%, respectively, after which the trend rate remains constant. An increase of 1% in the assumed health care cost trend rate for the current year would increase the accumulated postretirement benefit obligation by approximately $226,000 and the annual service cost plus interest cost component by approximately $15,000.

         The Company provides benefits for all future retirees based on a service related flat dollar premium allowance. Accordingly, the health care trend rate will not be a significant factor in determining Grand Union's liability for future retirees under its postretirement health care arrangements. The assumed discount rate used in determining the accumulated postretirement benefit obligation for Fiscal 1998 and Fiscal 1997 was 6.75% and 7.25%, respectively.

     NOTE 14 - Equity Compensation Plans

         The Company grants options for common stock under two plans, The Grand Union Company 1995 Equity Incentive Plan ("Employees' Plan") and The Grand Union Company 1995 Non-Employee Directors' Stock Option Plan ("Directors' Plan"). During Fiscal 1998, the Employees' Plan was amended to increase the aggregate number of shares issuable from 900,000 shares to 6,000,000 shares of the Company's Common Stock. The Directors' Plan, which provides for the issuance of options to purchase up to 100,000 shares of the Company's Common Stock, remained unchanged. Both Plans are administered by a committee of the Board of Directors. Options under both plans expire ten years from the grant date.

         The following tables summarize information about options outstanding for both stock option plans:

                                          ----------------------------------------------------------------------------------------
                                                   Fiscal 1998                     Fiscal 1997                  Fiscal 1996
                                          ------------------------------  ------------------------------  ------------------------
                                                              Weighted                        Weighted                  Weighted
                                                              Average                         Average                   Average
                                                              Exercise                        Exercise                  Exercise
     Employees' Plan                            Shares         Price            Shares         Price         Shares      Price
     ---------------                            ------        --------          ------        --------       ------     --------

    Outstanding at
       beginning of year                            226,280      $6.365             210,680      $6.625        -        $       -
     Granted                                      4,133,800       2.146              20,000       3.688      210,680        6.625
     Exercised                                       (5,325)      1.844                   -           -        -                -
     Cancelled or expired                          (121,974)      5.658              (4,400)      6.625         -               -
                                                 ----------     -------            --------     -------      -------       -------
     Outstanding at
       end of year                                4,232,781      $2.271             226,280      $6.365      210,680       $6.625
                                                 ==========     =======            ========     =======      -------       -------
     Options exercisable
       at year-end                                2,983,981      $1.972             206,280      $6.625      210,680       $6.625
                                                 ==========     =======            ========     =======      =======       =======
     Available for issuance under the
     plan                                         1,767,219                         673,720                  689,320

     Weighted average contractual life
     (years)                                          9.386                           6.348                    6.872

     Range of exercise prices              $1.375 to $6.625                $3.688 to $6,625                   $6.625



                                          ----------------------------------------------------------------------------------------
                                                   Fiscal 1998                     Fiscal 1997                  Fiscal 1996
                                          ------------------------------  ------------------------------  ------------------------
                                                              Weighted                        Weighted                  Weighted
                                                              Average                         Average                   Average
                                                              Exercise                        Exercise                  Exercise
     Directors' Plan                            Shares         Price            Shares         Price         Shares      Price
     ---------------                            ------        --------          ------        --------       ------     --------

     Outstanding at
       beginning of year                             51,000     $5.941            25,000      $5.750              -          -
     Granted                                         27,000      2.208            26,000       6.125         25,000      5.750
     Exercised                                            -          -                 -          -               -          -
     Cancelled or expired                            (9,500)     5.928                 -          -               -          -
                                                 ----------     ------          --------      ------        -------      -----
     Outstanding at
       end of year                                   68,500     $4.472            51,000      $5.941         25,000     $5.750
                                                 ==========     ======          ========      ======        =======     ======
     Options exercisable
       at year-end                                   34,336     $5.907            51,000      $6.625         25,000     $5.750
                                                 ==========     ======          ========      ======        =======     ======
     Available for issuance under the
     plan                                            31,500                       49,000                    75,000

     Weighted average contractual life                7.577                        8.365                     8.061
     (years)

     Range of exercise prices              $2.156 to $6.125             $5.750 to $6.125                    $5.750



         These options will expire if not exercised at specific dates ranging from April 1, 1998 to January 5, 2008 for the Employee Plan and July 28, 1998 to December 5, 2011 for the Directors' Plan. However, see Note 1 regarding Management's plans and subsequent events.

          The Company adopted the disclosure only option under SFAS No. 123, (see Note 1) as of March 29, 1997. If the accounting provisions of SFAS No. 123 had been adopted as of the beginning of Fiscal 1997, the effect on Fiscal 1998 and Fiscal 1997 net loss would not have been material.

     NOTE 15 - Related Party Transactions

         In connection with the Stock Purchase Agreement, the Company paid transaction fees to Shamrock Capital Advisors, Inc. (SCA), the investment managers for Trefoil Capital Advisors II, L.P., and GE Investment Management Corporation of $2,000,000 each, and the Company paid Donaldson, Lufkin and Jenrette ("DLJ"), a managing director of which serves on the Company's board of directors, approximately $5,200,000 for advisory services, fairness opinion, and other miscellaneous expenses.

         Also in connection with the Stock Purchase Agreement, the Company entered into a management services agreement (the "Services Agreement") with SCA. The Company paid $552,000 and $300,000 for Fiscal 1998 and Fiscal 1997, respectively, under the Services Agreement. The Service Agreement expires by its terms in September 1999. No further payments will be made to SCA due to the Plan of Reorganization.

         An agreement was also made in connection with the sale of the Class A Convertible Preferred Stock with Roger E. Stangeland, Chairman of the Board, wherewith he personally purchased an additional 60,000 shares of the same preferred stock for an aggregate price of $3,000,000.

          DLJ provided the Company with consulting services in connection with the bankruptcy. DLJ was paid $1,278,000 in Fiscal 1996 for services in connection with the bankruptcy proceedings.

         Prior to the Effective Date, the Company was party to a financial advisory agreement with MTH (the "MTH Agreement"), pursuant to which MTH, which indirectly controlled the Company and Penn Traffic Company ("Penn Traffic"), was to have provided certain financial consulting and business management services to the Company through July 1997. In accordance with the Plan, the MTH Agreement was terminated on the Effective Date and Grand Union executed a settlement agreement (the "MTH Settlement Agreement"), which provides for the termination of the MTH Agreement, payment by Grand Union of accrued and unpaid fees under the MTH Agreement through the Effective Date and for the indemnification of MTH and certain entities related to MTH from certain claims and liabilities, subject to the terms and limitations set forth in the MTH Settlement Agreement. The Company deposited $3,000,000 relating to the indemnification in escrow on the Effective Date. During the 11 weeks ended June 17, 1995 and Fiscal 1995, the Company paid $315,000 and $750,000, respectively, to MTH, pursuant to the MTH Agreement.

         From September 1993 until September 1995, Grand Union and Penn Traffic were parties to a combined purchasing and distribution agreement relating to general merchandise and health and beauty care products. In September 1995, Grand Union purchased from Penn Traffic approximately $12,821,000 of merchandise, which had been owned by Penn Traffic under the joint buying arrangement.

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

     NOTE 17 - Quarterly Financial Information (Unaudited) (in thousands, except loss per share and market price)

                                                  ---------------------------------------------------------------------
                                                       1st (a)            2nd             3rd                 4th
                                                  --------------- -- --------------- --------------- --- --------------
     Fiscal 1998:
     Sales                                           $ 707,983         $  518,910       $ 534,320           $ 505,556
     Gross profit                                      189,469            148,664         156,205             145,199
     Unusual items                                           -                  -          (3,665)             (2,668)
     (Loss) before income taxes                        (79,242)           (56,926)        (45,828)            (70,594)
     Net (loss)                                        (79,242)           (56,926)        (45,828)           (121,987)
     Net (loss) applicable to common stock             (81,299)           (59,000)        (47,924)           (124,192)
     Net (loss) per common share                         (8.13)             (5.90)          (4.79)             (12.22)
     Market Price -high                                 3 9/16              3 1/8         2 31/32               2 1/4
     Market Price -low                                  1 7/16              1 1/8         1 23/32               1



                                                       1st (a)            2nd             3rd                 4th
                                                  --------------- -- --------------- --------------- --- --------------
     Fiscal 1997:
     Sales                                           $ 726,823         $  533,412       $ 537,151           $ 515,287
     Gross profit                                      221,899            162,158         164,335             157,355
     Unusual items                                           -                  -               -              (9,800)
     (Loss) before income taxes                        (48,251)           (37,635)        (38,364)            (56,581)
     Net (loss)                                        (43,812)           (30,653)        (31,677)            (77,212)
     Net (loss) applicable to common stock             (43,812)           (30,896)        (32,465)            (78,181)
     Net (loss) per common share                         (4.38)              (3.09)          (3.25)             (7.82)
     Market Price -high                                 7 9/16              6 7/8          7 3/16              5 3/16
     Market Price -low                                   5 7/8              5              4 1/12              3



     (a) Represents 16 weeks, all other quarters are 12 weeks.

                                EXHIBIT INDEX

Exhibit
Number                              Description of Document
-------                             -----------------------
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

    2.4 Chapter 11 Plan of Reorganization filed with the United States Bankruptcy Court, District of New Jersey, on

Exhibit
Number                              Description of Document
-------                             -----------------------

             June 24, 1998, incorporated by reference to Exhibit 1 to Exhibit
             2.1. to Grand Union's Current Report on Form 8-K filed May 28,
             1998.

    3.1 Certificate of Incorporation of Grand Union, as amended through January 6, 1997, incorporated by reference to Exhibit 3.1 to Grand Union's Annual Report on Form 10-K for Fiscal 1997.

    3.2 Certificate of Designation of Class A Convertible Preferred Stock, incorporated by reference to Exhibit 10.4 to Grand Union's Quarterly Report on Form 10-Q for the period ended October 12, 1996.

    3.3 Certificate of Designation of Class B Convertible Preferred Stock, dated as of June 11, 1997, incorporated by reference to Exhibit
             3.1 to Grand Union's Annual Report on Form 10-K for Fiscal 1997.

    3.4      By-laws of The Grand Union Company, as amended through January
             15, 1998, incorporated by reference to Exhibit 3.1 to Grand Union's Quarterly Report on Form 10-Q for the period ended January 3, 1998.

    4.1 Form of Common Stock Certificate of Grand Union, incorporated by reference to Exhibit 4.1 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

    4.2 Warrant Agreement dated as of June 15, 1995, between Grand Union and American Stock Transfer & Trust Company, as Warrant Agent for 300,000 Series 1 Warrants and 600,000 Series 2 Warrants, incorporated by reference to Exhibit 4.5 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

    4.3 Registration Rights Agreement dated as of June 15, 1995, among Grand Union and Each of the Persons Named in Schedule A thereto for the Common Stock, incorporated by reference to Exhibit 4.6 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

    4.4 Registration Rights Agreement dated as of June 15, 1995, by and among Grand Union and the Holders Named therein for the Registrable Notes, incorporated by reference to Exhibit 4.7 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

    4.5 Indenture dated as of June 15, 1995, between Grand Union, as Issuer, and IBJ Schroeder Bank & Trust Company, as Trustee for the 12% Senior Notes due September 1, 2004, including form of the 12% Senior Notes due 2004, incorporated by reference to Exhibit 4.2 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

    4.6 First Supplement Indenture, dated September 9, 1996, to the Indenture dated as of June 15, 1995, between Grand Union, as Issuer, and IBJ Schroeder Bank & Trust Company, as Trustee for the 12% Senior Notes due September 1, 2004, incorporated by reference to Exhibit 10.3 to Grand Union's Quarterly Report on Form 10-Q for the period ended October 12, 1996.

    4.7 Form of Warrant Agreement, to be executed on the Consummation Date, between Grand Union and American Stock Transfer & Trust Company, as Warrant Agent, incorporated by reference to Exhibit A to Exhibit 1 to Exhibit 2.1. to Grand Union's Current Report on Form 8-K filed May 28, 1998.

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

   10.2 Agreement containing Consent Order among MTH Holdings, GUAC and the FTC entered into in the matter of

Exhibit
Number                              Description of Document
-------                             -----------------------

             MTH Holdings and GUAC before the FTC, incorporated by reference to Exhibit No. 10.6 to the 1989 Grand Union Registration Statement.

   10.3 Amended and Restated Borrower Pledge Agreement dated as of June 15, 1995, made by Grand Union to Bankers Trust Company ("Bankers Trust"), as Collateral Agent incorporated by reference to Exhibit
             10.10 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

   10.4 Amended and Restated Borrower Security Agreement dated as of June 15, 1995, between Grand Union and Bankers Trust, as Collateral Agent (included in Exhibit 4.4), incorporated by reference to
             Exhibit 10.11 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

   10.5 Subsidiary Security Agreement dated as of June 15, 1995, among the corporations listed on Schedule 1 thereto and Bankers Trust, as Collateral Agent, incorporated by reference to Exhibit 10.12 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

   10.6 Subsidiary Guaranty dated as of June 15, 1995, made by each of the corporations from time to time listed on Annex A attached thereto in favor of the Banks and the Agent from time to time party to the Credit Agreement, incorporated by reference to Exhibit 10.13 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

   10.7 Form of Indenture of Open-End Mortgage, Deed of Trust, Deed to Secure Debt, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing, dated as of June 15, 1995, made by Grand Union to Bankers Trust, as Collateral Agent, incorporated by reference to Exhibit 10.14 to Grand Union's Annual Report on Form 10-K for Fiscal 1995.

   10.8 Tenth Amendment to the Amended and Restated Credit Agreement dated as of June 15, 1995, (the "Credit Agreement"), which amends and restates the Credit Agreement as of August 31, 1997 among Grand Union, the lending institutions listed from time to time on
             Schedule 1 thereto, and Bankers Trust, as Agent, including Exhibits A-1, A-2 and A-3, and various Schedules thereto, incorporated by reference to Grand Union's Current Report on Form 8-K filed on September 3, 1997.

   10.9      Eleventh  Amendment to the Credit Agreement dated as of August
             29, 1997, incorporated by reference to Exhibit 10.1 of Grand Union's Quarterly Report on Form 10-K for the period ended January 3, 1998.

   10.10 Twelfth Amendment to the Credit Agreement dated as of January 9, 1998, incorporated by reference to Exhibit 10.2 of Grand Union's Quarterly Report on Form 10-K for the period ended January 3, 1998.

   10.11     Thirteenth Amendment to the Credit Agreement dated April 17, 1998.

   10.12 Supply and Distribution Agreement between Grand Union and C&S Wholesalers, dated June 15, 1995, incorporated by reference to
             Exhibit 10.3 to Grand Union's Quarterly Report on Form 10-Q/A for the period ended January 6, 1996.

   10.13 First Amendment to the Supply and Distribution Agreement between Grand Union and C&S Wholesalers, dated June 15, 1995, incorporated by reference to Exhibit 10.4 to Grand Union's Quarterly Report on Form 10-Q/A for the period ended January 6, 1996.

   10.14 Supply and Distribution Agreement between Grand Union and C&S Wholesalers, dated January 2, 1996, incorporated by reference to
             Exhibit 10.5 to Grand Union's Quarterly Report on Form 10-Q/A for the period ended January 6, 1996.

Exhibit
Number                              Description of Document
-------                             -----------------------

   10.15 Agreement with C&S Wholesalers Inc. dated January 21, 1996, incorporated by reference to Exhibit 10.28 to Grand Union's Annual Report on Form 10-K/A for Fiscal 1997.

   10.16 Fourth Amendment and Restatement of The Grand Union Company Supplemental Retirement Program for Key Executives effective as of November 20, 1997.

   10.17 The Grand Union Company Discretionary Severance Plan for Non-Union Associates effective April 14, 1998.

   10.18 The Grand Union Company Severance Plan for Exempt Personnel effective April 14, 1998.

   10.19 The Grand Union Company 1995 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 6 to Grand Union's Disclosure Statement filed as Exhibit 2.1 to Grand Union's Form 8-K filed May 28, 1998.

   10.20 The Grand Union Company 1995 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.2 to Grand Union's Quarterly Report on Form 10-Q for the period ended January 6, 1996.

   10.21 First Amendment to the 1995 Non-Employee Directors' Stock Option Plan of Grand Union, incorporated by reference to Exhibit 10.6 to Grand Union's Quarterly Report on Form 10-Q for the period ended July 20, 1996.

   10.22 Non-competition Agreement between Grand Union and Darrell W. Stine, incorporated by reference to Exhibit 10.26 of Grand Union's Annual Report on Form 10-K for Fiscal 1996.

   10.23 Non-competition Agreement between Grand Union and Gilbert C. Vuolo, incorporated by reference to Exhibit 10.27 of Grand Union's Annual Report on Form 10-K for the Fiscal 1996.

   10.24 Form of Indemnification Agreement between the Company and R. Stangeland, D. Josephs, W. Kagler, D. McClure, Jr., D. Ying, J. McCaig, W. Louttit, K. Baum, D. Stine, G. Vuolo and J. Schroeder, incorporated by reference to Exhibit 10.7 to Grand Union's Quarterly Report on Form 10-Q for the period ended July 20, 1996.

   10.25     Form of Indemnification Agreement between Grand Union and
             J. Costello, C. Miller, G. Moore and J.R. Stonesifer, incorporated by reference to Exhibit 10.1 to Grand Union's Quarterly Report on Form 10-Q for the period ended October 12, 1996.

   10.26 Form of Indemnification Agreement between the Company and J. Freimark (dated March 3, 1997), D. Vaillancourt (dated June 5,
             1997), G. Smith (dated August 7, 1997), J. Harris (dated August 11,
             1997), G. Philbin (dated October 3, 1997), Javier Ramirez, Vice President Tax and Assistant Secretary (dated October 30, 1997), J. Krimstein (dated October 30, 1997), M. Manski (dated October 30,
             1997), M. Pritchard (dated October 30, 1997) and J. Partridge (dated January 5, 1998).

   10.27 Stock Purchase Agreement dated July 30, 1996, among Grand Union, Trefoil Capital Investors II, L.P. and GE Investment Private Placement Partners II, A Limited Partnership, incorporated by reference to Exhibit 10.1 to Grand Union's report filed on Form 8-K dated July 30, 1996.

   10.28 Amendment No. 1 to the Stock Purchase Agreement dated July 30, 1996, among Grand Union, Trefoil Capital Investors II, L.P., and GE Investment Private Placement Partners II, a Limited Partnership, incorporated by reference to Exhibit 10.50 to Grand Union's Annual Report on Form 10-K for Fiscal 1997.

   10.29 Management Agreement between Grand Union and Shamrock Capital Advisors, Inc., dated July 30, 1996, incorporated by reference to
             Exhibit 10.7 to Grand Union's Quarterly Report on Form 10-Q for the period ended October 12, 1996.

Exhibit
Number                              Description of Document
-------                             -----------------------

   10.30 Stock Purchase Agreement by and between Grand Union and Roger Stangeland, dated as of February 25, 1997, incorporated by reference to Exhibit 10.52 to Grand Union's Annual Report on Form 10-K for Fiscal 1997.

   10.31 Amendment No. 1, dated March 20, 1997, to the Stock Purchase Agreement between Grand Union and Roger Stangeland, dated as of February 25, 1997, incorporated by reference to Exhibit 10.53 to Grand Union's Annual Report on Form 10-K for Fiscal 1997.

Exhibit
Number                              Description of Document
-------                             -----------------------

   10.32 Stockholder Agreement between Trefoil Capital Investors II, L.P., a Delaware limited partnership, GE Investment Private Placement Partners II, A Limited Partnership, a Delaware limited partnership, Roger Stangeland, an individual, and Grand Union, incorporated by reference to Exhibit 10.55 to Grand Union's Annual Report on Form 10-K for Fiscal 1997.

   10.33 Addendum to Stockholder Agreement among Trefoil Capital Investors II, L.P., a Delaware limited partnership, GE Investment Private Placement Partners II, A Limited Partnership, a Delaware limited partnership, Roger Stangeland, an individual, and The Grand Union Company, a Delaware corporation, incorporated by reference to
             Exhibit 10.56 to Grand Union's Annual Report on Form 10-K for Fiscal 1997.

   10.34 Acceleration and Exchange Agreement, dated as of June 5, 1997, by and among The Grand Union Company, Trefoil Capital Investors II, L.P., a Delaware limited partnership, and GE Investments Private Placement Partners II, A Limited Partnership, a Delaware limited partnership, including Exhibits thereto, incorporated by reference to Exhibit 10.57 to Grand Union's Annual Report on Form 10-K for Fiscal 1997.

   10.35 Amendment No. 1, dated as of June 5, 1997, to the Registration Rights Agreement dated as of July 30, 1996, by and among The Grand Union Company, Trefoil Capital Investors II, L.P., a Delaware limited partnership, and GE Investments Private Placement Partners II, A Limited Partnership, a Delaware limited partnership, incorporated by reference to Exhibit 10.58 to Grand Union's Annual Report on Form 10-K for Fiscal 1997.

   10.36 Employment Agreement, dated as of August 1, 1997, between Grand Union and J. Wayne Harris, incorporated by reference to Exhibit
             99.1 Grand Union's Current Report on Form 8-K filed on August 1, 1997.

   10.37 Employment Agreement, dated as of October 3, 1997, between Grand Union and Gary M. Philbin, incorporated by reference to Exhibit
             99.1 Grand Union's Current Report on Form 8-K filed on October 29, 1997.

   10.38 Employment Agreement, dated as of January 5, 1998, between Grand Union and Jack W. Partridge, incorporated by reference to Exhibit
             99.1 Grand Union's Current Report on Form 8-K filed on January 28, 1998.

   10.39 Exit Facility Commitment Letter, dated April 23, 1998, among Grand Union and Swiss Bank Corporation, SBC Warburg Dillon Read Inc., Lehman Commercial Paper Inc. and Lehman Brothers Inc.

   10.40 Revolving Credit Agreement, dated as of June 24, 1998, by and among Grand Union and Swiss Bank Corporation, SBC Warburg Dillon Read Inc., Lehman Commercial Paper Inc. and Lehman Brothers Inc.

   21.1      Subsidiaries of Grand Union.

   27.1      Financial Data Schedule.