Form 10-Q
period 1998-07-18
GRAND UNION CO /DE/
filed 1998-08-31
CIK 316236

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 18, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

Commission File Number 0-26602


                            THE GRAND UNION COMPANY
            (Exact name of registrant as specified in its charter)


           Delaware                             22-1518276
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or
       Organization)


   201 Willowbrook Boulevard, Wayne, New Jersey           07470-0966
    (Address of principal executive offices)              (Zip Code)



                                 973-890-6000
              Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                                  Yes  /X/  No / /


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  Yes  /X/  No / /


As of August 31, 1998, there were issued and outstanding 30,000,000 shares, par value $0.01 per share, of the Registrant's common stock.

                            THE GRAND UNION COMPANY
                            (DEBTOR-IN-POSSESSION)

                                     INDEX

PART I - FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements.

                                                                                                 Page No.

Consolidated Statement of Operations - 16 weeks ended July 18, 1998 and July 19, 1997                3


Consolidated Balance Sheet - July 18, 1998 and March 28, 1998                                        4


Consolidated Statement of Cash Flows - 16 weeks ended July 18, 1998 and July 19, 1997                5


Notes to Consolidated Financial Statements                                                           6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations.                                                                                          9


PART II - OTHER INFORMATION


Item 2.  Change in Securities.                                                                      11


Item 4.  Submission of Matters to a Vote of Security Holders.                                       11


Item 6.  Exhibits and Reports on Form 8-K.                                                          12

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            THE GRAND UNION COMPANY
                            (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 (numbers in thousands, except per share data)
                                  (unaudited)


                                                                                                 16 Weeks Ended
                                                                                    ------------------------------------------
                                                                                        July 18,                July 19,
                                                                                          1998                    1997
                                                                                    -----------------       -----------------

         Sales                                                                        $    691,908            $    707,983

         Cost of sales                                                                     486,723                 518,514
                                                                                    -----------------       -----------------

         Gross profit                                                                      205,185                 189,469

         Operating and administrative expenses                                             174,041                 179,822

         Depreciation and amortization                                                      20,939                  24,467

         Amortization of excess reorganization value                                        32,102                  32,102

         Interest expense, net                                                              32,459                  32,320

         Unusual items                                                                       4,509                       -
                                                                                    -----------------       -----------------

         Net (loss) before extraordinary item                                              (58,865)                (79,242)

         Extraordinary item                                                                  1,739                       -
                                                                                    -----------------       -----------------

         Net (loss)                                                                        (60,604)                (79,242)

         Accrued dividends on preferred stock                                                2,305                   2,057
                                                                                    -----------------       -----------------

         Net (loss) applicable to common stock                                        $    (62,909)           $    (81,299)
                                                                                    =================       =================

         Basic and diluted net (loss) per common share:
            (Loss) before extraordinary item                                          $      (5.77)           $      (7.92)
            Extraordinary item                                                               (0.17)                      -
            Preferred stock dividends per common share                                       (0.23)                  (0.21)
                                                                                    =================       =================
         Net (loss)                                                                   $      (6.17)           $      (8.13)
                                                                                    =================       =================

         Weighted average number of shares
            outstanding                                                                     10,202                  10,000
                                                                                    =================       =================

   See accompanying notes to consolidated financial statements (unaudited).

                            THE GRAND UNION COMPANY
                            (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEET
   (numbers in thousands, except par value and liquidation preference data)
                                  (unaudited)

                                                                                          July 18,              March 28,
                                                                                            1998                  1998
                                                                                      ------------------    ------------------
       ASSETS
       Current assets:
         Cash and temporary investments                                                 $     40,106          $     44,745
         Receivables                                                                          23,380                21,378
         Inventories                                                                         133,225               128,370
         Other current assets                                                                 15,463                14,787
                                                                                      ------------------    ------------------
          Total current assets                                                               212,174               209,280
       Property, net                                                                         377,958               389,637
       Excess reorganization value, net                                                      198,632               230,734
       Beneficial leases, net                                                                 36,527                39,531
       Other assets                                                                           20,043                23,049
                                                                                      ------------------    ------------------
                                                                                        $    845,334          $    892,231
                                                                                      ==================    ==================

       LIABILITIES AND STOCKHOLDERS' (DEFICIT) Current liabilities:
         Current maturities of long-term debt                                           $    185,978          $    798,551
         Current portion of obligations under capital leases                                   6,860                 7,562
         Accounts payable and accrued liabilities                                            161,998               189,439
                                                                                      ------------------    ------------------
          Total current liabilities                                                          354,836               995,552
       Long-term debt                                                                              -                     -
       Obligations under capital leases                                                      151,543               153,425
       Other noncurrent liabilities                                                           98,814                96,458
       Liabilities subject to compromise                                                     653,949                     -
                                                                                      ------------------    ------------------
          Total liabilities                                                                1,259,142             1,245,435
                                                                                      ------------------    ------------------

       Redeemable Class A Preferred Stock, subject to compromise,                             72,121                70,685
         $1.00 par value, 3,500,000 shares authorized, 1,300,566
         shares issued and outstanding, liquidation preference
         $72,121,000 and $70,685,000 at July 18, 1998 and March
         28, 1998, respectively
                                                                                      ------------------    ------------------

       Redeemable Class B Preferred Stock, subject to compromise,                             43,615                42,746
         $1.00 par value, 1,400,000 shares authorized, 800,000
         shares issued and outstanding, liquidation preference
         $43,615,000 and $42,746,000 at July 18, 1998 and March
         28, 1998, respectively
                                                                                      ------------------    ------------------

       Stockholders' (deficit):
         Common stock, $.01 par value; 60,000,000 shares authorized,                             102                   102
          10,202,018 shares issued and outstanding
         Preferred stock, $1.00 par value; 10,000,000 shares authorized, less amount authorized as Class A and Class B preferred stock, no
          shares issued and outstanding                                                            -                     -
         Capital in excess of par value                                                      129,701               132,006
         Accumulated deficit                                                                (657,797)             (597,193)
         Accumulated other comprehensive income (loss)                                        (1,550)               (1,550)
                                                                                      ------------------    ------------------
          Total stockholders' (deficit)                                                     (529,544)             (466,635)
                                                                                      ==================    ==================
                                                                                        $    845,334          $    892,231
                                                                                      ==================    ==================

   See accompanying notes to consolidated financial statements (unaudited).

                            THE GRAND UNION COMPANY
                            (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (numbers in thousands)
                                  (unaudited)


                                                                                                16 Weeks Ended
                                                                                     --------------------------------------
                                                                                         July 18,            July 19,
                                                                                           1998                1997
                                                                                     ------------------  ------------------
         OPERATING ACTIVITIES:
           Net (loss)                                                                  $     (60,604)      $     (79,242)
           Adjustments to reconcile net (loss) to net
            cash provided by (used for) operating activities before
            reorganization items paid:
             Unusual item                                                                      4,509                   -
             Extraordinary item                                                                1,739                   -
             Depreciation and amortization                                                    53,041              56,569
             Noncash interest                                                                    489                 (58)
           Net changes in assets and liabilities:
            Receivables                                                                       (2,002)              9,769
            Inventories                                                                       (4,855)             (2,844)
            Other current assets                                                                (676)              2,296
            Other assets                                                                         (11)             (1,090)
            Accounts payable and accrued liabilities                                          31,087              12,468
            Other noncurrent liabilities                                                        (315)             (3,588)
                                                                                     ------------------  ------------------
           Net cash provided by (used for) operating
            activities before reorganization items paid                                       22,402              (5,720)
            Reorganization items paid                                                         (8,822)             (2,799)
                                                                                     ------------------  ------------------
           Net cash provided by (used for) operating activities                               13,580              (8,519)
                                                                                     ------------------  ------------------
         INVESTMENT ACTIVITIES:
            Capital expenditures                                                              (2,611)            (21,623)
            Disposals of property                                                                 45                  42
                                                                                     ------------------  ------------------
           Net cash (used for) investment activities                                          (2,566)            (21,581)
                                                                                     ------------------  ------------------
         FINANCING ACTIVITIES:
            Net proceeds from sale of preferred stock                                              -              40,000
            Proceeds from DIP facility                                                       108,000                   -
            Repayment of old bank debt                                                      (104,144)                  -
            Obligations under capital leases discharged                                       (2,509)             (2,900)
            Net repayment of credit facility                                                 (17,000)             (8,046)
                                                                                     ------------------  ------------------
           Net cash provided by (used for) financing activities                              (15,653)             29,054
                                                                                     ------------------  ------------------

         Net (decrease) in cash and temporary investments                                     (4,639)             (1,046)
         Cash and temporary investments at beginning of year                                  44,745              34,119
                                                                                     ------------------  ------------------
          Cash and temporary investments at end of period                               $      40,106       $      33,073
                                                                                     ==================  ==================

         Supplemental disclosure of cash flow information:
            Interest payments                                                          $      11,894       $      11,165
            Capital lease obligations incurred                                                     -               7,157
            Accrued dividends                                                                  2,305               2,057

   See accompanying notes to consolidated financial statements (unaudited).

                            THE GRAND UNION COMPANY
                            (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1 - Subsequent Events

         On August 17, 1998, The Grand Union Company (the "Company") consummated its plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Plan of Reorganization") pursuant to the August 5, 1998 Confirmation Order of the United States Bankruptcy Court for the District of New Jersey. Consummation of the Plan of Reorganization has resulted in a capital restructuring of the Company, whereby approximately $600 million in Old Senior Notes has been eliminated from the Company's balance sheet, reducing annual interest expense by approximately $72 million.

         Consummation of the Plan of Reorganization has resulted in (i) the issuance of 30,000,000 shares of New Common Stock to the holders of the Company's Old Senior Notes; (ii) the issuance of New Series 1, Series 2 and Series 3 Warrants to the holders of the Company's Old Preferred Stock; (iii) the issuance of New Series 1 Warrants to holders of the Company's Old Common Stock; and (iv) cancellation of the Company's Old Senior Notes, Old Preferred Stock, Old Common Stock, Old Series 1 and Series 2 Warrants and Old Stock Options. As of August 28, 1998, the Company's New Common Stock is trading on the OTC market. The Company has a pending application for listing on the NASDAQ National Market.

         On August 17, 1998, in connection with the consummation of the Plan of Reorganization, the Company entered into a $300 million credit agreement (the "Credit Agreement") underwritten by UBS AG, Stamford Branch and Lehman Commercial Paper Inc. ("LCPI"), which is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by the Company's subsidiaries. Some of the proceeds of the Credit Facility were used to pay off the Company's obligation under its debtor-in-possession credit agreement (the "DIP Facility"), which had provided the Company operating liquidity during the Chapter 11 case.

         Consummation of the Plan of Reorganization has resulted in the election of a new Board of Directors for the Company (the "Board"). Effective August 17, 1998, the Board is comprised of eleven members. The three management Directors are: J. Wayne Harris, Chairman and Chief Executive Officer; Jack W. Partridge Jr., Vice Chairman and Chief Administrative Officer, and Gary M. Philbin, President and Chief Merchandising Officer. The eight additional members of the Board are: Martin Bernstein, Thomas R. Cochill, Joseph Colonnetta, Jacob W. Doft, David M. Green, Joseph V. Lash, Anthony Petrillo and Scott Tepper.

         For more information about the Plan of Reorganization, reference is made to Exhibit 2.1 to Grand Union's report on Form 8-K dated August 19, 1998. For more information about the Credit Agreement, reference is made to Exhibit
10.6 hereto. For more information about members of the Board, reference is made to Exhibit 99.2 to Grand Union's report on Form 8-K dated August 19, 1998. Reference is also made to Part II of this report on Form 10-Q.

NOTE 2 - Basis of Presentation

         The accompanying interim consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, all of which are wholly owned. In the opinion of management, the consolidated financial statements include all adjustments, which consist only of normal recurring items, necessary for a fair presentation of operating results for the interim periods.

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the 52 weeks ended March 28, 1998 and the Form 8-K dated May 27, 1998 and to the Company's Disclosure Statement attached thereto as Exhibit 2.1. Operating results for the periods presented are not necessarily indicative of results for the full fiscal year.

         Certain reclassifications have been made to prior year amounts to conform to current period presentation.

NOTE 3 - Liabilities Subject to Compromise

         Liabilities subject to compromise refer to certain liabilities incurred prior to the commencement of the reorganization process. These liabilities consist of the face value of the Old Senior Notes and the associated accrued interest. These amounts represent management's best estimate of known or potential claims to be resolved in connection with the Chapter 11 filing. The Plan of Reorganization provides that each Old Senior Note claim shall receive, in full satisfaction of such allowed Old Senior Note claim, its ratable proportion of 30,000,000 shares of New Common Stock (representing 100% of the initial shares of such New Common Stock), subject to possible dilution from the New Warrants and management options.

NOTE 4 - Preferred Stock Dividends

         The preferred stock dividends for the current period were accrued through June 23, 1998. Pursuant to the Plan of Reorganization, this amount of $2,305,000 will not be paid. For more information about the elimination of preferred stock, reference is made to Exhibit 4.1 to Grand Union's report on Form 8-K dated August 19, 1998.

NOTE 5 - Unusual Items

         The Company recorded a charge to operations in the 16 weeks ended July 18, 1998 of $4,509,000. This charge was comprised of expenses related to the Plan of Reorganization net of a gain resulting from the elimination of debt premiums.

NOTE 6 - Extraordinary Items

         The extraordinary item expense for the 16 weeks ended July 18, 1998 of $1,739,000 is related to the write-off of deferred financing costs associated with a term loan refinanced by the DIP Facility.

NOTE 7 - Debt

         The components of the Company's debt, excluding liabilities subject to compromise, are as follows (in thousands):

                                                                                       July 18,           March 28,
                                                                                         1998                1998
                                                                                   ------------------  -----------------
              Bank Credit Agreements
                Term Loans                                                            $     77,978        $    182,122
                Revolving Credit Facility                                                        -              17,000
                DIP Facility                                                               108,000                   -
              12% Senior Notes due September 1, 2004 (includes $4,008 of
              unamortized debt premium at March 28, 1998)                                        -             599,429
                                                                                   ------------------  -----------------
                                                                                           185,978             798,551
              Less: current maturities of long-term debt                                   185,978             798,551
                                                                                   ==================  =================
              Long-term debt                                                          $          -        $          -
                                                                                   ==================  =================

         In connection with the Chapter 11 filing, the Company entered into the DIP Facility, a $172,022,020 firm underwritten revolving credit agreement with Swiss Bank Corporation ("SBC") and LCPI, as agents for a syndicate of lenders. The DIP Facility consisted of a revolving credit facility in an aggregate amount of $172,022,020, inclusive of a $50 million letter of credit sub-facility. The DIP facility matured on August 17, 1998, the consummation date of the Plan of Reorganization.

         The proceeds of the DIP Facility were used (i) to finance the working capital needs of the Company and its subsidiaries in the ordinary course of business, (ii) to finance the payment of Chapter 11 expenses, (iii) for general corporate purposes and (iv) to refinance the revolving credit facility and term loan under the pre-Chapter 11 Credit Agreement (the "Old Credit Agreement") and to replace or backstop letters of credit outstanding under an existing credit agreement. The DIP Facility was secured by substantially all of the assets of Grand Union and its subsidiaries and was guaranteed by the Company's subsidiaries. At July 18, 1998, an aggregate of $33 million of letters of credit were issued and outstanding under the DIP facility.

         On August 17, 1998, in connection with the consummation of the Plan of Reorganization, the Company entered into the Credit Agreement. The Credit Agreement is comprised of: (i) a $230 million term loan facility (the "Term Loan") and (ii) a $70 million revolving credit facility (the "Revolving Credit"). The Term Loan and Revolving Credit will mature on August 18, 2003. The proceeds of the Credit Agreement have been used to refinance the obligations under the DIP Facility and supplemental term loan claims under the existing credit agreement, and the excess portion will be used for the working capital needs of Grand Union and its subsidiaries, including capital expenditures. Up to $50 million of Revolving Credit will be available for the issuance of letters of credit.

NOTE 8 - Net Loss Per Share

         The net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share." This statement requires that entities present, on the face of the income statement for all periods reflected, basic and diluted per share amounts. Basic earnings per share is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding for the period adjusted for dilutive potential common shares. There were 10,202,018 and 10,000,000 weighted average shares outstanding for both basic and diluted earnings per share for the 16 week period ended July 18, 1998 and the 16 week period ended July 19, 1997, respectively. All potential common shares were excluded from the computation of the Company's diluted earnings per share because the effect would have been anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The following table sets forth certain statements of operations and other data (all dollars in millions).

                                                                                       16 WEEKS ENDED
                                                                             ------------------------------------
                                                                                 July 18,           July 19,
                                                                                   1998               1997
                                                                             -----------------  ------------------
                Sales                                                           $   691.9          $   708.0
                Gross profit                                                        205.2              189.5
                Operating and administrative expenses                               174.0              179.8
                Depreciation and amortization                                        21.0               24.5
                Amortization of excess reorganization value                          32.1               32.1
                Interest expense, net                                                32.5               32.3
                Unusual item                                                          4.5                  -
                Net (loss) before extraordinary item                                (58.9)             (79.2)
                Extraordinary item                                                    1.7                  -
                Net (loss)                                                          (60.6)             (79.2)
                Net (loss) applicable to common stock                               (62.9)             (81.3)

                Sales percentage (decrease) increase                                 (2.3)%             (2.6)%
                Gross profit as a percentage of sales                                29.7%              26.8%
                Operating and administrative expenses as a percentage
                   of sales                                                          25.1%              25.4%

         Sales for the 16 weeks ended July 18, 1998 (the "1999 first quarter") decreased $16.1 million, or 2.3%, compared to the 16 week period ended July 19, 1997 (the "1998 first quarter"). Comparable store sales, including replacement stores, decreased 1.4% during the 1999 first quarter as compared to the same period a year ago, primarily due to increased competition, adverse weather conditions during the middle of the quarter and the historical deferral of capital expenditures in existing stores. For the 1999 first quarter, the Company closed one store and opened one replacement location. For the 1998 first quarter, the Company opened two replacement stores and closed three units.

         Gross profit, as a percentage of sales, increased to 29.7% for the 1999 first quarter from 26.8% for the 1998 first quarter. This increase is primarily attributable to increased allowance and promotional income as well as new marketing programs instituted by the Company.

         Operating and administrative expenses, as a percentage of sales, decreased to 25.1% from 25.4% for the 1999 first quarter as compared to the 1998 first quarter as the Company continues to aggressively identify opportunities to reduce expenses in all areas of the business without affecting customer service.

         Depreciation and amortization decreased in the 1999 first quarter to $21.0 million compared to $24.5 million in the 1998 first quarter due primarily to assets which have fully depreciated and the historical deferral of capital expenditures.

         Interest expense increased to $32.5 million from $32.3 million. Interest expense of $16.9 million on the Old Senior Notes was accrued through June 23, 1998 and will not be paid as a result of the consummation of the Plan of Reorganization.

         The Company recorded no net income tax benefit or provision during both the 1999 first quarter and the 1998 first quarter. The tax benefit that related to the potential use of operating loss carryforwards was fully offset by a valuation allowance during the 1999 first quarter.

Liquidity and Capital Resources

         In connection with the Chapter 11 filing, the Company entered into the DIP Facility, a $172,022,020 firm underwritten revolving credit agreement with SBC and LCPI as agents for a syndicate of lenders. The DIP Facility included a $50 million letter of credit sub-facility. The DIP facility matured on August 17, 1998, the effective date of the Plan of Reorganization.

         The proceeds of the DIP Facility were used (i) to finance the working capital needs of the Company and its subsidiaries in the ordinary course of business, (ii) to finance the payment of Chapter 11 expenses, (iii) for general corporate purposes and (iv) to refinance the revolving credit and term loan under the Old Credit Agreement and to replace or backstop letters of credit outstanding under the Old Credit Agreement. The DIP Facility was secured by substantially all of the assets of Grand Union and its subsidiaries and was guaranteed by the Company's subsidiaries. At July 18, 1998, an aggregate of $33 million of letters of credit were issued and outstanding under the DIP facility.

         On August 17, 1998, in connection with the consummation of the Plan of Reorganization, the Company entered into the Credit Agreement. The Credit Agreement is comprised of: (i) a $230 million Term Loan and (ii) a $70 million Revolving Credit Facility. The Term Loan and Revolving Credit Facility will mature on the August 18, 2003. The proceeds of the Credit Agreement have been used to refinance the obligations under the DIP Facility and supplemental term loan claims under the Old Credit Agreement. The excess will be used for working capital and capital expenditures. Up to $50 million of the Revolving Credit Facility will be available for the issuance of letters of credit.

Year 2000 Compliance

         The Company is working to assure business continuity with respect to the issues which are anticipated to arise related to the calendar year 2000. The Company is aware of many of the types of problems that could occur as the millennium approaches and is assessing any exposure from a product, services and systems standpoint, and working with customers, suppliers and entities with which the Company does business. The Company intends to address all Year 2000 issues as they are identified. The Company's goal is to achieve maximum compliance both internally and externally. As part of the Company's goal to achieve year 2000 compliance, it will seek "millennium certification" and/or representations and warranties from suppliers, vendors and entities with which the Company does business about their Year 2000 compliance. The Company's Year 2000 effort is being coordinated by a Year 2000 Steering Committee comprised of several officers of the Company. Within the Company, resources are being committed, and projects are being planned and undertaken as required with the goal of achieving Year 2000 compliance. Based on current information, costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, a material financial risk could result if the Company, its customers or its vendors are unable to resolve such processing issues in a timely manner.

New Accounting Standards Adopted

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires the reporting and display of comprehensive income and its components in an entity's financial statements. For the Company, other comprehensive income includes only an additional minimum pension liability. The Company recorded no additional minimum pension liability for the 16 weeks ended July 18, 1998.

PART II - OTHER INFORMATION

Item 2.  Change in Securities.

         On August 17, 1998, the Company consummated its Plan of Reorganization. In connection with the Plan of Reorganization, the Company cancelled its Old Senior Notes, Old Preferred Stock, Old Common Stock, Old Series 1 and Series 2 Warrants and Old Stock Options. There are 60,000,000 shares of New Common Stock authorized under Grand Union's Certificate of Incorporation. Of such authorized shares, 30,000,000 shares, representing 100% of the issued and outstanding shares of New Common Stock, have been distributed to the holders of the Old Senior Notes. Reorganized Grand Union issued (i) Series 1 Warrants to purchase 4,324,015 shares of New Common Stock, representing approximately 12% of the shares of New Common Stock at a price equal to $19.82 per share; (ii) Series 2 Warrants to purchase 942,971 share of New Common Stock, representing approximately 2.5% of the shares of the New Common Stock, at a price equal to $23.15 per share and (iii) the Series 3 Warrants to purchase 306,122 shares of New Common Stock, representing approximately 1% of the shares of New Common Stock at a price equal to $12.32 per share. The Series 1 Warrants and the Series 2 Warrants will expire on August 17, 2003. The Series 3 Warrants will expire on August 17, 2002. The Company's new securities were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 1145 of the Bankruptcy Code. For further information concerning the issuance of the new securities, reference is made to Note 1 accompanying the financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Pursuant to the Solicitation of Consents to the Plan of Reorganization and the Disclosure Statement relating thereto, the following matters were voted on:

         (a)   By the Holders of Old Senior Notes:

              (1) The Plan of Reorganization was approved by $427,872,000 in dollar amount voting in favor and $1,926,000 in dollar amount voting against the Plan of Reorganization. The Plan of Reorganization was approved by 669 in number voting in favor and 52 in number voting against.

              (2) The Executive Annual Incentive Bonus Plan (the "EAIB Plan")
                  in order to qualify certain incentive compensation under
                  Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), and the regulations promulgated thereunder was approved, with $444,053,000 in dollar amount voting in favor and $4,838,000 in dollar amount voting against.

              (3) The amendments to the Company's 1995 Equity Incentive Plan
                  (the "EIP") to set the number of shares issuable under the EIP at an aggregate of 3,250,000 and to set the number of shares and stock appreciation rights issuable under the EIP to any individual to an aggregate of 3,000,000 was approved, with $443,924,000 in dollar amount voting in favor and $4,913,000 in dollar amount voting against.

         (b)   By the Old Preferred Stockholders:

              (1) The Plan of Reorganization was approved by 100% of the Preferred Stockholders.

         The Solicitation of Consents commenced May 22, 1998 and the voting period ended on June 22, 1998. For additional information about these matters, reference is made to Grand Union's report on Form 8-K dated May 27, 1998 and to the Company's Disclosure Statement attached thereto as Exhibit 2.1.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

     Exhibit Number

            3.1 Amended and Restated By-laws of The Grand Union Company, as amended, effective through August 17, 1998.

           10.1      Form of Indemnification Agreement between the Company and
                     1) Manouchehr Moslemi (effective July 6, 1998 and dated August 13, 1998), 2) Martin Bernstein (effective August 17, 1998 and dated August 20, 1998), 3) Thomas R. Cochill (effective August 17, 1998 and dated August 20, 1998), 4) Joseph Colonnetta (effective August 17, 1998 and dated August 20, 1998), 5) Jacob W. Doft (effective August 17, 1998 and dated August 20, 1998), 6) David M. Green (effective August 17, 1998 and dated August 20, 1998), 7) Joseph V. Lash (effective August 17, 1998 and dated August 20, 1998), Anthony Petrillo (effective August 17, 1998 and dated August 20, 1998), and 9) Scott Tepper (effective August 17, 1998 and dated August 20, 1998).

           10.2 Employment Agreement, (effective August 17, 1998 and dated August 13, 1998), between Grand Union and J. Wayne Harris.

           10.3 Employment Agreement, (effective August 17, 1998 and dated August 13, 1998), between Grand Union and Jack W. Partridge, Jr.

           10.4 Employment Agreement, (effective August 17, 1998 and dated August 13, 1998), between Grand Union and Gary M. Philbin.

           10.5 Employment Agreement, (effective August 17, 1998 and dated August 13, 1998), between Grand Union and Jeffrey P. Freimark.

           10.6 Credit Agreement, dated as of August 17, 1998, by and among the Company, the several lenders from time to time party thereto, Warburg Dillon Read LLC, as Co-Advisor and Co-Arranger, UBS AG, Stamford Branch, as Syndication Agent, Lehman Brothers Inc., as Co-Advisor and Co-Arranger, and Lehman Commercial Paper Inc., as Administrative Agent and Collateral Agent.

           27.1      Financial Data Schedule

(b)   Reports on Form 8-K

     1. Relating to the agreement on terms of a capital restructuring - dated March 31, 1998.

     2. Relating to the commencement of the solicitation of votes on the Plan of Reorganization - dated May 27, 1998.

     3. Relating to the confirmation of the Plan of Reorganization - dated August 5, 1998.

     4. Relating to the consummation of the Plan of Reorganization - dated August 19, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE GRAND UNION COMPANY
                                                (Registrant)

                                           /s/ Jeffrey P. Freimark
                                           -----------------------
                                           Jeffrey P. Freimark,
                                           Executive Vice President
                                           Chief Financial Officer

Date:  August 31, 1998