Form 10-Q
period 1998-10-10
GRAND UNION CO /DE/
filed 1998-11-24
CIK 316236

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 10, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

Commission File Number 0-26602

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

                                 973-890-6000
                                 ------------
              Registrant's telephone number, including area code

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

                               Yes /X/ No / /

As of November 24, 1998, there were issued and outstanding 30,000,000 shares, par value $0.01 per share, of the Registrant's common stock.

                            THE GRAND UNION COMPANY

                                     INDEX

PART I - FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements.                                          Page No.

Consolidated Statement of Operations - 8 weeks ended October 10, 1998 (Successor Company), 4 weeks ended August 15, 1998 and 12 weeks ended
October 11, 1997 (Predecessor Company)                                     3

Consolidated Statement of Operations - 8 weeks ended October 10, 1998 (Successor Company), 20 weeks ended August 15, 1998 and 28 weeks ended
October 11, 1997 (Predecessor Company)                                     4

Consolidated Balance Sheet - October 10, 1998 (Successor Company)
and March 28, 1998 (Predecessor Company)                                   5

Consolidated Statement of Cash Flows - 8 weeks ended October
10, 1998 (Successor Company), 20 weeks ended August 15, 1998 and
28 weeks ended October 11, 1997 (Predecessor Company)                      6

Notes to Consolidated Financial Statements                                 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             10

PART II - OTHER INFORMATION

Item 2.  Change in Securities.                                            13

Item 5.  Other Information.                                               13

Item 6.  Exhibits and Reports on Form 8-K.                                14


All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                            THE GRAND UNION COMPANY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                         Successor
                                                          Company            Predecessor Company
                                                      ----------------  -------------------------------
                                                          8 Weeks          4 Weeks         12 Weeks
                                                           Ended            Ended           Ended
                                                        October 10,       August 15,      October 11,
                                                           1998             1998             1997
                                                      ----------------  --------------  ---------------
Sales                                                   $  342,471         $ 177,054      $   518,910

Cost of sales                                              239,657           124,207          370,246
                                                      ----------------  --------------  ---------------

Gross profit                                               102,814            52,847          148,664

Operating and administrative expenses                       84,716            43,642          135,193

Depreciation and amortization                               10,190             5,142           20,309

Amortization of excess reorganization value                 20,242             8,026           24,076

Interest expense, net                                        6,619             4,050           26,012

Income tax (benefit)                                          (176)                -                -

Unusual items                                                  647               280                -
                                                      ----------------  --------------  ---------------

Net (loss) before extraordinary item                       (19,424)           (8,293)         (56,926)

Extraordinary item                                               -           260,784                -
                                                      ----------------  --------------  ---------------

Net income (loss)                                          (19,424)          252,491          (56,926)

Accrued dividends on preferred stock                             -                 -            2,074
                                                      ----------------  --------------  ---------------

Net income (loss) applicable to common stock           $   (19,424)      $   252,491     $    (59,000)
                                                      ================  ==============  ===============

Basic and diluted net (loss) per common share             $  (0.65)
                                                      ================

Weighted average number of shares outstanding           30,000,000
                                                      ================


   See accompanying notes to consolidated financial statements (unaudited).

                            THE GRAND UNION COMPANY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                                                 Successor
                                                                                  Company           Predecessor Company
                                                                               ---------------  -----------------------------
                                                                                  8 Weeks         20 Weeks        28 Weeks
                                                                                   Ended           Ended           Ended
                                                                                 October 10,     August 15,     October 11,
                                                                                    1998            1998           1997
                                                                               ---------------  -------------  --------------
Sales                                                                            $  342,471       $  868,962     $  1,226,893

Cost of sales                                                                       239,657          610,930          888,760
                                                                               ---------------  -------------  ---------------

Gross profit                                                                        102,814          258,032          338,133

Operating and administrative expenses                                                84,716          217,683          315,015

Depreciation and amortization                                                        10,190           26,081           44,776

Amortization of excess reorganization value                                          20,242           40,128           56,178

Interest expense, net                                                                 6,619           36,509           58,332

Income tax (benefit)                                                                   (176)               -                -

Unusual items                                                                           647            4,789                -
                                                                               ---------------  -------------  ---------------

Net (loss) before extraordinary item                                                (19,424)         (67,158)        (136,168)

Extraordinary item                                                                        -          259,045                -
                                                                               ---------------  -------------  ---------------

Net income (loss)                                                                   (19,424)         191,887         (136,168)

Accrued dividends on preferred stock                                                      -            2,305            4,131
                                                                               ---------------  -------------  ---------------

Net income (loss) applicable to common stock                                    $   (19,424)     $   189,582     $   (140,299)
                                                                               ===============  =============  ===============

Basic and diluted net (loss) per common share                                      $  (0.65)
                                                                               ===============

Weighted average number of shares outstanding                                    30,000,000
                                                                               ===============


   See accompanying notes to consolidated financial statements (unaudited).

                            THE GRAND UNION COMPANY
                          CONSOLIDATED BALANCE SHEET
   (dollars in thousands, except par value and liquidation preference data)
                                  (unaudited)

                                                                                       Successor           Predecessor
                                                                                        Company              Company
                                                                                    -----------------    -----------------
                                                                                      October 10,           March 28,
                                                                                          1998                 1998
                                                                                    -----------------    -----------------
ASSETS
Current assets:
  Cash and temporary investments                                                      $      65,318        $      44,745
  Receivables                                                                                28,033               21,378
  Inventories                                                                               146,124              128,370
  Other current assets                                                                        5,709               14,787
                                                                                    -----------------    -----------------
   Total current assets                                                                     245,184              209,280
Property, net                                                                               331,790              389,637
Excess reorganization value, net                                                            372,252              230,734
Beneficial leases, net                                                                       75,597               39,531
Deferred tax asset                                                                          115,172                    -
Other assets                                                                                 15,774               23,049
                                                                                    -----------------    -----------------
                                                                                      $   1,155,769        $     892,231
                                                                                    =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term debt                                                $           -        $     798,551
  Current portion of obligations under capital leases                                         6,481                7,562
  Accounts payable and accrued liabilities                                                  181,333              189,439
                                                                                    -----------------    -----------------
   Total current liabilities                                                                187,814              995,552
Long-term debt                                                                              230,000                    -
Obligations under capital leases                                                            150,131              153,425
Adverse leases, net                                                                          77,035
Other noncurrent liabilities                                                                145,113               96,458
                                                                                    -----------------    -----------------
   Total liabilities                                                                        790,093            1,245,435
                                                                                    -----------------    -----------------
Redeemable Class A Preferred Stock (Predecessor Company), $1.00 par
  value, 3,500,000 shares authorized, 1,300,566 shares issued and
  outstanding, liquidation preference $70,685,000 at March 28, 1998                               -               70,685
                                                                                    -----------------    -----------------

Redeemable Class B Preferred Stock (Predecessor Company), $1.00 par
  value, 1,400,000 shares authorized, 800,000 shares issued and
  outstanding, liquidation preference $42,746,000 at March 28, 1998                               -               42,746
                                                                                    -----------------    -----------------

Stockholders' equity (deficit):

  Common stock (Predecessor Company), $.01 par value; 60,000,000 shares
   authorized, 10,202,018 shares issued and outstanding at March 28, 1998                                            102
  Common stock (Successor Company), $.01 par value; 60,000,000 shares authorized, 30,000,000 shares issued and outstanding at
   October 10, 1998                                                                             300
  Preferred stock (Predecessor Company), $1.00 par value; 10,000,000
   shares authorized, no shares issued and outstanding                                                                 -
  Preferred stock (Successor Company), $1.00 par value;
    10,000,000 shares authorized, no shares issued and outstanding                               -
  Capital in excess of par value                                                            384,800              132,006
  Accumulated deficit                                                                       (19,424)            (597,193)
  Accumulated other comprehensive income (loss)                                                                   (1,550)
                                                                                    -----------------    -----------------
   Total stockholders' equity (deficit)                                                     365,676             (466,635)
                                                                                    =================    =================
                                                                                      $   1,155,769        $     892,231
                                                                                    =================    =================


   See accompanying notes to consolidated financial statements (unaudited).

                            THE GRAND UNION COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)

                                                                   Successor Company             Predecessor Company
                                                                   ------------------   ---------------------------------------
                                                                        8 Weeks             20 Weeks              28 Weeks
                                                                         Ended                Ended                Ended
                                                                      October 10,           August 15,          October 11,
                                                                          1998                 1998                 1997
                                                                   ----------------     ----------------     ----------------
OPERATING ACTIVITIES:
   Net income (loss)                                               $     (19,424)       $     191,887        $    (136,168)
   Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities before
    reorganization items paid:
     Unusual items                                                           647                4,789                    -
     Extraordinary items                                                       -             (259,045)                   -
     Depreciation and amortization                                        30,432               66,209              100,954
     Deferred taxes                                                         (176)                   -                    -
     Noncash interest                                                        244                  626                  158
   Net changes in assets and liabilities:
    Receivables                                                           (5,466)              (1,506)              17,682
    Inventories                                                          (17,766)              (5,586)               1,561
    Other current assets                                                     (89)                 (99)               1,560
    Other assets                                                            (180)                  29                 (388)
    Accounts payable and accrued liabilities                               9,583               22,347              (23,702)
    Other noncurrent liabilities                                            (701)                (517)              (6,565)
                                                                  ----------------      ---------------      ---------------
   Net cash provided by (used for) operating activities before
    reorganization items paid                                             (2,896)              19,134              (44,908)
    Reorganization items paid                                               (647)              (9,102)              (3,431)
                                                                  ----------------      ---------------      ---------------
   Net cash provided by (used for) operating activities                   (3,543)              10,032              (48,339)
                                                                  ----------------      ---------------      ---------------
INVESTMENT ACTIVITIES:
   Capital expenditures                                                   (1,387)              (3,413)             (28,712)
   Disposals of property                                                     122                   49                   60
                                                                  ----------------      ---------------      ---------------
  Net cash (used for) investment activities                               (1,265)              (3,364)             (28,652)
                                                                  ----------------      ---------------      ---------------
FINANCING ACTIVITIES:
   Net proceeds from sale of preferred stock                                   -                    -               40,000
   Proceeds from long-term debt                                                -              230,000               77,978
   Proceeds from DIP facility                                                  -              108,000                    -
   Repayment of DIP facility                                                   -             (108,000)                   -
   Financing fees                                                              -               (7,895)              (9,446)
   Retirement of old bank debt                                                 -             (182,122)                   -
   Obligations under capital leases discharged                            (1,176)              (3,094)              (4,926)
   Net repayment of long-term debt                                             -              (17,000)             (31,046)
                                                                   ---------------      ---------------      ---------------
  Net cash provided by (used for) financing activities                    (1,176)              19,889               72,560
                                                                   ---------------      ---------------      ---------------
Net increase (decrease) in cash and temporary investments                 (5,984)              26,557               (4,431)
Cash and temporary investments at beginning of period                     71,302               44,745               34,119
                                                                   ---------------      ---------------      ---------------
Cash and temporary investments at end of period                    $      65,318        $      71,302         $     29,688
                                                                   ===============      ===============      ===============

Supplemental disclosure of cash flow information:
   Interest payments                                                 $     4,097        $      21,358         $     55,644
   Capital lease obligations incurred                                          -                    -               12,268
   Accrued dividends                                                           -                2,305                4,131


   See accompanying notes to consolidated financial statements (unaudited).

                            THE GRAND UNION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - Reorganization

         On August 17, 1998 (the "Effective Date"), The Grand Union Company (the "Company") consummated its plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Plan of Reorganization") pursuant to the August 5, 1998 Confirmation Order of the United States Bankruptcy Court for the District of New Jersey. Consummation of the Plan of Reorganization has resulted in a capital restructuring of the Company, whereby approximately $600 million in Old Senior Notes has been eliminated from the Company's balance sheet, reducing annual interest expense by approximately $72 million.

         Consummation of the Plan of Reorganization has resulted in (i) the issuance of 30,000,000 shares of New Common Stock to the holders of the Company's Old Senior Notes; (ii) the issuance of New Series 1, Series 2 and Series 3 Warrants to the holders of the Company's Old Preferred Stock; (iii) the issuance of New Series 1 Warrants to holders of the Company's Old Common Stock; and (iv) cancellation of the Company's Old Senior Notes, Old Preferred Stock, Old Common Stock, Old Series 1 and Series 2 Warrants and Old Stock Options. As of October 1, 1998, the Company's new common stock began trading on the NASDAQ National Market under the ticker symbol GUCO.

         On August 17, 1998, in connection with the consummation of the Plan of Reorganization, the Company entered into a $300 million credit agreement (the "Credit Agreement") with UBS AG, Stamford Branch and Lehman
Commercial Paper Inc. ("LCPI"), as agents for a syndicate of lenders, which is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by the Company's subsidiaries. Some of the proceeds of the Credit Agreement were used to pay off the Company's obligation under its debtor-in-possession credit agreement (the "DIP Facility"), which had provided the Company operating liquidity during the Chapter 11 case.

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

         For more information about the Plan of Reorganization, reference is made to Exhibit 2.1 to Grand Union's report on Form 8-K dated August 19, 1998. For more information about the Credit Agreement, reference is made to Exhibit
10.6 of the Company's Quarterly Report on Form 10-Q for the 16 weeks ended
July 18, 1998. For more information about members of the Board, reference is made to Exhibit 99.2 to Grand Union's report on Form 8-K dated August 19, 1998. Reference is also made to Part II of this report on Form 10-Q.

NOTE 2 - Basis of Presentation

         The accompanying interim consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, all of which are wholly owned. In the opinion of management, the consolidated financial statements include all adjustments which, except for Fresh-Start adjustments (see note 3), consist only of normal recurring items, necessary for a fair presentation of operating results for the interim periods.

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the 52 weeks ended March 28, 1998, the Company's Quarterly Report on Form 10-Q for the 16 weeks ended July 18, 1998, and the Form 8-K dated May 27, 1998 and the Company's Disclosure Statement attached thereto as Exhibit 2.1. Operating results for the periods presented are not necessarily indicative of results for the full fiscal year.

         Certain reclassifications have been made to prior year amounts to conform to current period presentation.

NOTE 3 - Fresh-Start Reporting

         Upon emergence from its Chapter 11 proceedings, the Company adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under The Bankruptcy Code" ("Fresh-Start Reporting"). In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods presented prior to the Effective Date have been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company". For financial reporting purposes, the Company accounted for the consummation of the Plan of Reorganization effective August 15, 1998. In accordance with Fresh-Start Reporting, the Company valued its assets and liabilities at fair values and eliminated its accumulated deficit at the Effective Date.

         The reorganization value of the Company's common equity of approximately $385,100,000 was determined by the Company with the assistance of financial advisors in reliance upon various valuation methods, including discounted projected cash flows analyses, price/earnings ratios, and other applicable ratios and economic industry information relevant to the operations of the Company, and through negotiations with the various parties in interest. The total reorganization value as of the Effective Date was approximately $730,000,000, which was $392,494,000 in excess of the aggregate fair value of the Company's tangible and identified intangible assets. Such excess is classified as "Excess reorganization value, net" in the accompanying consolidated balance sheet and is being amortized on a straight-line basis over a three-year period.

         As a result of the consummation of the Plan of Reorganization, the Company recognized an extraordinary gain on debt discharge as follows (in thousands):

   Elimination of Old Debt, deferred financing fees
     and accrued interest                                       $    645,884
   Issuance of New Common Stock                                     (385,100)
                                                                -------------
      Extraordinary gain on debt discharge                      $    260,784
                                                                =============


NOTE 4 - Income Taxes

         The Company recorded a benefit for income taxes of $176,000 for the 12 weeks ended October 10, 1998, representing federal and state income taxes. All operating loss and credit carryforwards of the Company have been offset by the cancellation of indebtedness income recorded in connection with the Plan of Reorganization. The tax basis of the Company's assets were reduced by $11.2 million, representing the Company's cancellation of indebtedness income in excess of its operating loss and credit carryforwards as of the Effective Date.

NOTE 5 - Unusual Items

         Unusual items recognized consist of $9.3 million in connection with legal, advisory and bank fees associated with the Plan of Reorganization and $3.9 million as a net gain resulting from the elimination of debt premiums.

NOTE 6 - Extraordinary Items

         The Company recognized a net extraordinary gain of $260.8 million for the 12 weeks ended October 10, 1998 as a result of the discharge of debt in connection with the consummation of the Plan of Reorganization. An extraordinary expense of $1.7 million was recorded during the 16 weeks ended July 18, 1998 for the write-off of deferred financing costs associated with a term loan refinanced by the DIP facility.

NOTE 7 - Debt

         The components of the Company's debt are as follows (in thousands):

                                                                                   Successor           Predecessor
                                                                                    Company              Company
                                                                               ------------------    -----------------
                                                                                  October 10,           March 28,
                                                                                     1998                  1998
                                                                               ------------------    -----------------
          Bank Credit Agreements
            Term Loans                                                            $    230,000          $    182,122
            Revolving Credit Facility                                                        -                17,000
            12% Senior Notes due September 1, 2004
            (includes $4,008 of unamortized debt
            premium at March 28, 1998)                                                       -               599,429
                                                                               ------------------    -----------------
                                                                                       230,000               798,551
          Less: current maturities of long-term debt                                         -               798,551
                                                                               ==================    =================
          Long-term debt                                                          $    230,000          $          -
                                                                               ==================    =================


         In connection with the Chapter 11 filing, the Company entered into the DIP Facility, a $172,022,020 revolving credit agreement with Swiss Bank Corporation ("SBC") and LCPI, as agents for a syndicate of lenders. The DIP Facility included a $50 million letter of credit sub-facility. The DIP facility matured on August 17, 1998, the consummation date of the Plan of Reorganization.

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

         On August 17, 1998, in connection with the consummation of the Plan of Reorganization, the Company entered into the Credit Agreement. The Credit Agreement is comprised of: (i) a $230 million term loan facility (the "Term Loan") and (ii) a $70 million revolving credit facility (the "Revolving Credit"). The Term Loan and Revolving Credit will mature on August 18, 2003. The proceeds of the Credit Agreement have been used to refinance the obligations under the DIP Facility and supplemental term loan claims under the Old Credit Agreement, and the excess portion will be used for the working capital needs of Grand Union and its subsidiaries, including capital expenditures. Up to $50 million of Revolving Credit will be available for the issuance of letters of credit. As of October 10, 1998, an aggregate of $36 million of letters of credit were issued and outstanding under the Credit Agreement.

NOTE 8 - Net Loss Per Share

         The net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share." This statement requires that entities present, on the face of the income statement for all periods reflected, basic and diluted per share amounts. Basic earnings per share is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding for the period adjusted for dilutive potential common shares. There were 30 million weighted average shares outstanding for both basic and diluted earnings per share for the 8 weeks ended October 10, 1998. All potential common shares were excluded from the computation of the Company's diluted earnings per share because the effect would have been anti-dilutive. Net loss per share data is not meaningful for periods prior to August 15, 1998 due to the significant change in the capital structure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

         As discussed in Note 1 to the accompanying Consolidated Financial Statements of Grand Union, the Company emerged from its Chapter 11 proceedings effective August 17, 1998. For financial reporting purposes, the Company accounted for the consummation of the Plan of Reorganization effective August 15, 1998. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under The Bankruptcy Code", the Company has applied Fresh-Start Reporting as of the Effective Date which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods prior to the Effective Date have been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company". For purposes of the discussion of Results of Operations for the 12 and 28 weeks ended October 10, 1998, the results of the Predecessor Company and Successor Company have been combined.

Results of Operations

         The following table sets forth certain statement of operations and other data (all dollars in millions).

                                                             12 Weeks Ended                       28 Weeks Ended
                                                    ----------------------------------   ---------------------------------
                                                      October 10,       October 11,        October 10,      October 11,
                                                         1998              1997               1998              1997
                                                    ----------------  ----------------   ----------------  ---------------
Sales                                                 $     519.5       $     518.9        $   1,211.4       $   1,226.9
Gross profit                                                155.7             148.7              360.8             338.1
Operating and administrative expenses                       128.4             135.2              302.4             315.0
Depreciation and amortization                                15.3              20.3               36.3              44.8
Amortization of excess reorganization value                  28.3              24.1               60.4              56.2
Interest expense, net                                        10.7              26.0               43.1              58.3
Income tax (benefit)                                         (0.2)                -               (0.2)                -
Unusual item                                                   .9                 -                5.4                 -
Net (loss) before extraordinary item                        (27.7)            (56.9)             (86.6)           (136.2)
Extraordinary item                                          260.8                 -              259.0                 -
Net income (loss)                                           233.1             (56.9)             172.5            (136.2)
Net income (loss) applicable to common stock                233.1             (59.0)             170.2            (140.3)

Sales percentage increase (decrease)                         0.1%             (2.7%)             (1.3%)            (2.6%)
Gross profit as a percentage of sales                       30.0%             28.7%              29.8%             27.6%
Operating and administrative expenses as a
   percentage of sales                                      24.7%             26.1%              25.0%             25.7%

         Sales for the 12 weeks ended October 10, 1998 (the "1999 second quarter") increased $0.6 million, or 0.1% as compared to the 12 weeks ended October 11, 1997 (the "1998 second quarter"). Comparable store sales, including replacement stores, increased 0.61% during the 1999 second quarter. The Company continues to invest in marketing and promotional programs to successfully increase sales. For the 1999 second quarter, the Company closed one store. Sales for the 28 weeks ended October 10, 1998 (the "1999 year to date") decreased $15.5 million or 1.3% as compared to the 28 weeks ended October 11, 1997 (the "1998 year to date"). Comparable store sales, including replacement stores, decreased 0.55% during the 1999 year to date. Adverse weather conditions, increased competition, and historic deferral of capital expenditures were primarily responsible for decreased sales in the 16 (the "1999 first quarter") weeks ended July 18, 1998. For the 1999 year to date, the Company has opened one replacement store and closed two stores.

         Gross profit, as a percentage of sales, increased to 30.0% in the 1999 second quarter compared to 28.7% for the 1998 second quarter. This is primarily due to an increase in allowance and promotional income as well as new marketing initiatives. Gross profit, as a percentage of sales, increased to 29.8% for the 1999 year to date, compared to 27.6% for the 1998 year to date.

         Operating and administrative expenses, as a percentage of sales, decreased to 24.7% from 26.1% for the 1999 second quarter compared to the 1998 second quarter. This reflects continued progress in expense reduction in all areas of the business. Operating and administrative expenses, as a percentage of sales, decreased to 25.0% for the 28 weeks ended October 10, 1998, compared to 25.7% for the 1998 year to date.

         Depreciation and amortization decreased to $15.3 million from $20.3 million for the 1999 second quarter compared to the 1998 second quarter, and has decreased $8.5 million for the 1999 year to date, compared to the 1998 year to date. This decrease is mainly the result of impairment losses on assets recorded in the fiscal 1998 fourth quarter and the historical deferral of capital expenditures.

         Interest expense, net decreased to $10.7 million and $43.1 million for the 1999 second quarter and the 1999 year to date periods, respectively. The 1999-second quarter and year to date decrease is principally an effect of the Company's reduced debt burden as a result of the reorganization.

         The Company recorded federal and state income tax benefits of $0.2 million during the 1999 second quarter and 1999 year to date periods. The Company recorded no net income tax provision or benefit during the 1998 second quarter and 1998 year to date periods.

         Unusual items recorded during the 1999 second quarter and 1999 year to date periods consisted of $9.3 million in connection with legal, advisory and bank fees associated with the Plan of Reorganization and $3.9 million as a net gain resulting from the elimination of debt premiums.

         The Company recognized an extraordinary gain of $260.8 million during the 1999 second quarter resulting from the discharge of debt in connection with the consummation of the Plan of Reorganization. Extraordinary item expense of $1.7 million recorded in the 1999 first quarter is related to the write-off of deferred financing costs associated with a term loan refinanced by the DIP facility. The Company recognized no extraordinary gains or losses during the 1998 second quarter and year to date periods.

Liquidity and Capital Resources

         In connection with the Chapter 11 filing, the Company entered into the DIP Facility, a $172,022,020 revolving credit agreement with SBC and LCPI as agents for a syndicate of lenders. The DIP Facility included a $50 million letter of credit sub-facility. The DIP facility matured on August 17, 1998, the effective date of the Plan of Reorganization.

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

         On August 17, 1998, in connection with the consummation of the Plan of Reorganization, the Company entered into the Credit Agreement. The Credit Agreement is comprised of: (i) a $230 million Term Loan and (ii) a $70 million Revolving Credit Facility. The Term Loan and Revolving Credit Facility will mature on August 18, 2003. The proceeds of the Credit Agreement have been used to refinance the obligations under the DIP Facility and supplemental term loan claims under the Old Credit Agreement. The excess will be used for working capital and capital expenditures. Up to $50 million of the Revolving Credit Facility will be available for the issuance of letters of credit. As of October 10, 1998, an aggregate of $36 million of letters of credit were issued and outstanding under the Credit Agreement.

Year 2000 Compliance Disclosure

         In May 1998, the Company established a Year 2000 Task Force (the "Task Force") to address the issues that may occur as a result of the two digit year change associated with the new millenium. The Task Force consists of a chairman, plus three staff members. The Task Force works in conjunction with the Information Technology Department, the Company's newly appointed Chief Information Officer, outside information technology consultants, outside counsel and the Company's Executive Committee, which is comprised of all of the Company's executive officers. The Task Force believes it has identified all computer-based systems and applications, including embedded systems, used by the Company in its operations. The Task Force has categorized these systems and applications according to the end-user department within the Company, based upon how critical the function is to the Company's operations. The Task Force is determining and implementing the modifications or replacements necessary to achieve compliance; conducting tests to verify that the modified systems are operational and compliant; and once completed, reinstating the compliant systems into the normal operations of the Company. The systems and applications with the greatest level of importance to the Company's operations are being assessed and modified or replaced first. Management estimates that approximately 90% of all internally developed systems and applications are currently Year 2000 ("Y2K") compatible. The Company estimates that all critical systems and applications will be Y2K compliant by June 1, 1999.

         The Task Force is also examining the Company's relationships with certain key outside vendors and others with whom the Company has significant business relationships to determine, to the extent practical, the degree of such outside parties' Y2K compliance. The Task Force has distributed Y2K compliance questionnaires to vendors and suppliers who do business with the Company. Particular attention has been focused on C&S Wholesale Grocers, Inc., ("C&S"), which supplies the majority of inventory to the Company's stores. The Task Force, senior management, members of IT and outside counsel have met with C&S to understand their Y2K compliance efforts. The Task Force has also begun testing procedures with vendors to determine Y2K compliance. Management is of the opinion that the Company's continued relationship with C&S is the only material vendor relationship that could significantly impact the Company's operations in the event of Y2K noncompliance and does not believe that any other particular third party's failure to be Y2K compliant would have a material adverse effect on the Company.

         The Task Force is in the process of establishing and implementing a contingency plan to provide for viable alternatives to ensure that the Company's core business operations are able to continue in the event of Y2K-related systems failure. Management expects to have a comprehensive contingency plan established by June 1, 1999.

         Through September 30, 1998, the Company has expended approximately $2 million to address Y2K compliance issues. The Company estimates that it will incur additional expenses of $3-8 million, for a total of approximately $5-10 million, to address and resolve Y2K compliance issues, which includes the estimated costs of all modifications, testing and consultants' fees.

         Management believes that should the Company or C&S have a Y2K-related systems failure, the most significant impact would likely be the temporary inability, with respect to individual stores or a group of stores, to conduct operations due to a power failure, to distribute inventory in a timely fashion, to receive certain products from vendors or to electronically process customer sales at store level. The Company does not anticipate that any such temporary impact would be material to the Company's liquidity or the Company's results of operations.

         With the exception of historical information, some matters discussed herein, including, but not limited to, the Year 2000 Compliance Disclosure, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the competitive environment in which the Company operates, and the general economic conditions in the geographic areas in which the Company operates, and the timely resolution of Year 2000 Compliance issues by the Company, its vendors and others with whom the Company has significant business relationships. For additional information about the Company and its operating and financial condition, please see the Company's most recent Form 10-K for the year ended March 28, 1998, and other documents as filed with the SEC.

PART II - OTHER INFORMATION

Item 2.  Change in Securities.

         On August 17, 1998, the Company consummated its Plan of
Reorganization. In connection with the Plan of Reorganization, the Company cancelled its Old Senior Notes, Old Preferred Stock, Old Common Stock, Old Series 1 and Series 2 Warrants and Old Stock Options. There are 60,000,000 shares of New Common Stock authorized under Grand Union's Certificate of Incorporation. Of such authorized shares, 30,000,000 shares, representing 100% of the issued and outstanding shares of New Common Stock, have been distributed to the holders of the Old Senior Notes. Reorganized Grand Union issued (i) Series 1 Warrants to purchase 4,324,015 shares of New Common Stock, representing approximately 12% of the shares of New Common Stock at a price equal to $19.82 per share; (ii) Series 2 Warrants to purchase 942,971 share of New Common Stock, representing approximately 2.5% of the shares of the New Common Stock, at a price equal to $23.15 per share and (iii) Series 3 Warrants to purchase 306,122 shares of New Common Stock, representing approximately 1% of the shares of New Common Stock at a price equal to $12.32 per share. The Series 1 Warrants and the Series 2 Warrants will expire on August 17, 2003. The Series 3 Warrants will expire on August 17, 2002. The Company's new securities were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 1145 of the Bankruptcy Code. For further information concerning the issuance of the new securities, reference is made to
Note 1 accompanying the financial statements.

Item 5. Other Information.

         On October 1, 1998, the Company's new common stock began trading on the NASDAQ National Market under the ticker symbol GUCO. The Company's Series 1 Warrants trade on the OTC Market under the ticker symbol GUCOL.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    Exhibit Number
    --------------
         3.1 Restated Certificate of Incorporation of The Grand Union Company as restated through September 10, 1998.

         4.1        Form of Common Stock Certificate of The Grand Union Company.

        27.1        Financial Data Schedule, for the 8 weeks ended October 10,
                    1998.

        27.2        Financial Data Schedule, for the 20 weeks ended August 15,
                    1998.

(b) Reports on Form 8-K

1. Relating to the confirmation of the Plan of Reorganization -- Dated August 5, 1998.

2. Relating to the consummation of the Plan of Reorganization -- Dated August 19, 1998.

 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE GRAND UNION COMPANY
                                      -----------------------
                                            (Registrant)

                                      /s/ Jeffrey P. Freimark
                                      -----------------------
                                      Jeffrey P. Freimark,
                                      Executive Vice President
                                      Chief Financial Officer


Date:  November 24, 1998