Form 10-Q
period 1999-01-02
GRAND UNION CO /DE/
filed 1999-02-16
CIK 316236

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 2, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

Commission File Number 0-26602

                             THE GRAND UNION COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   22-1518276
  --------------------------------                   -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                   Identification No.)

201 Willowbrook Boulevard, Wayne, New Jersey              07470-0966
--------------------------------------------              ----------
 (Address of principal executive offices)                 (Zip Code)

                                  973-890-6000
                                  -------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

     Yes     X          No
          --------          -------


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes     X          No
          --------          -------


As of February 16, 1999, there were issued and outstanding 30,000,000 shares, par value $0.01 per share, of the Registrant's common stock.

                             THE GRAND UNION COMPANY

                                      INDEX

PART I - FINANCIAL INFORMATION (Unaudited)


Item 1.  Financial Statements.                                                     Page No.
Consolidated Statement of Operations - 12 weeks ended January 2, 1999 (Successor
Company) and 12 weeks ended January 3, 1998 (Predecessor Company)                     3



Consolidated Statement of Operations - 20 weeks ended January 2, 1999 (Successor
Company), 20 weeks ended August 15, 1998 and 40 weeks ended January 3, 1998
(Predecessor Company)                                                                 4



Consolidated Balance Sheet - January 2, 1999 (Successor Company) and March 28,
1998 (Predecessor Company)                                                            5

Consolidated Statement of Cash Flows - 20 weeks ended January 2, 1999 (Successor
Company), 20 weeks ended August 15, 1998 and 40 weeks ended January 3, 1998
(Predecessor Company)                                                                 6

Notes to Consolidated Financial Statements                                            7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
of Operations.                                                                       10

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                           13
------------------------------------------


All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                            Successor          Predecessor
                                                                             Company             Company
                                                                           ------------       --------------
                                                                             12 Weeks            12 Weeks
                                                                               Ended              Ended
                                                                             January 2,         January 3,
                                                                               1999                1998
                                                                           ------------       --------------
Sales                                                                       $    527,666        $    534,320

Cost of sales                                                                    373,700             378,115
                                                                            -------------       --------------

Gross profit                                                                     153,966             156,205

Operating and administrative expenses                                            123,915             130,044

Depreciation and amortization                                                     14,925              16,593

Amortization of excess reorganization value                                       30,077              24,077

Unusual items                                                                        341               3,665

Interest expense, net                                                             10,169              27,654
                                                                            -------------       --------------

(Loss) before income taxes                                                       (25,461)            (45,828)

Income tax provision                                                               1,228                   -
                                                                            -------------       --------------

Net (loss)                                                                       (26,689)            (45,828)

Accrued dividends on preferred stock                                                   -              (2,096)
                                                                            -------------       --------------

Net (loss) applicable to common stock                                       $    (26,689)       $    (47,924)
                                                                            =============       ==============

Basic and diluted net (loss) per common share                               $      (0.89)
                                                                            =============

Weighted average number of shares outstanding                                 30,000,000
                                                                            =============

                See accompanying notes to consolidated financial
                            statements (unaudited).

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                          Successor
                                                                           Company              Predecessor Company
                                                                        ---------------  ----------------------------------
                                                                           20 Weeks         20 Weeks           40 Weeks
                                                                            Ended             Ended             Ended
                                                                          January 2,        August 15,        January 3,
                                                                             1999              1998              1998
                                                                        ---------------  ----------------  ----------------
Sales                                                                     $     870,137     $    868,962     $   1,761,214

Cost of sales                                                                   613,357          610,930         1,269,566
                                                                        ---------------  ----------------  ----------------

Gross profit                                                                    256,780          258,032           491,648

Operating and administrative expenses                                           208,631          217,683           442,369

Depreciation and amortization                                                    25,115           26,081            61,369

Amortization of excess reorganization value                                      50,319           40,128            80,255

Unusual items                                                                       988            4,789             3,665

Interest expense, net                                                            16,788           36,509            85,986
                                                                        ---------------  ----------------  ----------------

(Loss) before income taxes and extraordinary item                               (45,061)         (67,158)         (181,996)

Income tax provision                                                              1,052                -                 -
                                                                        ---------------  ----------------  ----------------

Net (loss) before extraordinary item                                            (46,113)         (67,158)         (181,996)

Extraordinary item                                                                    -          259,045                 -
                                                                        ---------------  ----------------  ----------------

Net income (loss)                                                               (46,113)         191,887          (181,996)

Accrued dividends on preferred stock                                                  -            2,305             6,226
                                                                        ---------------  ----------------  ----------------

Net income (loss) applicable to common stock                              $    (46,113)    $     189,582     $    (188,222)
                                                                        ===============  ================  ================

Basic and diluted net (loss) per common share                             $     (1.54)
                                                                        ===============

Weighted average number of shares outstanding                                30,000,000
                                                                        ===============



    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                           CONSOLIDATED BALANCE SHEET
    (dollars in thousands, except par value and liquidation preference data)
                                   (unaudited)

                                                                                       Successor           Predecessor
                                                                                        Company              Company
                                                                                    -----------------    -----------------
                                                                                       January 2,           March 28,
                                                                                          1999                 1998
                                                                                    -----------------    -----------------
ASSETS
Current assets:
  Cash and temporary investments                                                      $      66,431        $      44,745
  Receivables                                                                                37,258               21,378
  Inventories                                                                               152,667              128,370
  Other current assets                                                                        5,724               14,787
                                                                                    -----------------    -----------------
   Total current assets                                                                     262,080              209,280
Property, net                                                                               327,464              389,637
Excess reorganization value, net                                                            342,171              230,734
Beneficial leases, net                                                                       72,597               51,935
Deferred tax asset                                                                          113,944                    -
Other assets                                                                                 13,234               23,049
                                                                                    -----------------    -----------------
                                                                                      $   1,131,490        $     904,635
                                                                                    =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

  Current maturities of long-term debt                                                $        -           $     798,551
  Current portion of obligations under capital leases                                         6,268                7,562
  Accounts payable and accrued liabilities                                                  185,588              189,439
                                                                                    -----------------    -----------------
   Total current liabilities                                                                191,856              995,552
Long-term debt                                                                              230,000                    -
Obligations under capital leases                                                            148,720              153,425
Adverse leases, net                                                                          76,013               12,404
Other noncurrent liabilities                                                                145,914               96,458
                                                                                    -----------------    -----------------
   Total liabilities                                                                        792,503            1,257,839
                                                                                    -----------------    -----------------

Redeemable Class A Preferred Stock (Predecessor Company), $1.00 par                                               70,685
  value, 3,500,000 shares authorized, 1,300,566 shares issued and outstanding, liquidation preference $70,685,000 at March 28, 1998
                                                                                    -----------------    -----------------

Redeemable Class B Preferred Stock (Predecessor Company), $1.00 par                                               42,746
  value, 1,400,000 shares authorized, 800,000 shares issued and outstanding, liquidation preference $42,746,000 at March 28, 1998
                                                                                    -----------------    -----------------

Stockholders' equity (deficit):

  Common stock (Predecessor Company), $.01 par value; 60,000,000 shares                                              102
   authorized, 10,202,018 shares issued and outstanding at March 28, 1998

  Common stock (Successor Company), $.01 par value; 60,000,000 shares                           300
   authorized, 30,000,000 shares issued and outstanding at
    January 2, 1999

  Preferred stock (Predecessor Company), $1.00 par value; 10,000,000                                                   -
   shares authorized, less amount authorized as Class A and Class B preferred stock, no shares issued and outstanding
  Preferred stock (Successor Company), $1.00 par value; 10,000,000 shares                         -
   authorized, no shares issued and outstanding
  Capital in excess of par value                                                            384,800              132,006
  Accumulated deficit                                                                       (46,113)            (597,193)
  Accumulated other comprehensive income (loss)                                                   -               (1,550)
                                                                                    -----------------    -----------------
   Total stockholders' equity (deficit)                                                     338,987             (466,635)
                                                                                    =================    =================
                                                                                      $   1,131,490        $     904,635
                                                                                    =================    =================


    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                           Successor
                                                                           Company                    Predecessor Company
                                                                       ------------------   ---------------------------------------
                                                                            20 Weeks             20 Weeks              40 Weeks
                                                                             Ended                Ended                  Ended
                                                                           January 2,           August 15,             January 3,
                                                                             1999                 1998                   1998
                                                                       ------------------   ------------------    -----------------

OPERATING ACTIVITIES:

  Net income (loss)                                                      $     (46,113)       $     191,887        $    (181,996)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities before
   reorganization items paid:

    Unusual items                                                                  988                4,789                    -
    Extraordinary items                                                              -             (259,045)                   -
    Depreciation and amortization                                               75,434               66,209              141,624
    Deferred taxes                                                               1,052                    -                    -
    Noncash interest                                                               607                  626                  531
    Gain on sale of property                                                    (1,889)                   -                    -
  Net changes in assets and liabilities:

   Receivables                                                                 (14,691)              (1,506)              (8,870)
   Inventories                                                                 (24,309)              (5,586)              (3,188)
   Other current assets                                                           (104)                 (99)              (1,259)
   Other assets                                                                  1,545                   29                    -
   Accounts payable and accrued liabilities                                     13,839               22,347               17,634
   Other noncurrent liabilities                                                 (2,278)                (517)              (7,550)
                                                                       -----------------    -----------------    -----------------

  Net cash provided by (used for) operating activities before                    4,081               19,134              (43,074)
   reorganization items paid
   Reorganization items paid                                                      (988)              (9,102)              (3,681)
                                                                       -----------------    -----------------    -----------------
  Net cash provided by (used for) operating activities                           3,093               10,032              (46,755)
                                                                       -----------------    -----------------    -----------------
INVESTMENT ACTIVITIES:

   Capital expenditures                                                         (7,454)              (3,413)              (35,465)
   Proceeds from sale of property                                                2,139                    -                     -
   Disposals of property                                                           150                   49                 5,863
                                                                       ------------------   ------------------    -----------------
  Net cash (used for) investment activities                                     (5,165)              (3,364)              (29,602)
                                                                       ------------------   ------------------    -----------------
FINANCING ACTIVITIES:

   Net proceeds from sale of preferred stock                                         -                    -                40,000
   Proceeds from long-term debt                                                      -              230,000                77,978
   Proceeds from DIP facility                                                        -              108,000                     -
   Repayment of DIP facility                                                         -             (108,000)                    -
   Financing fees                                                                    -               (7,895)               (9,744)
   Repayment of old bank debt                                                        -             (182,122)                    -
   Obligations under capital leases discharged                                  (2,799)              (3,094)               (6,866)
   Net repayment of long-term debt                                                   -              (17,000)              (21,046)
                                                                       ------------------   ------------------    -----------------
  Net cash provided by (used for) financing activities                          (2,799)              19,889                80,322
                                                                       ------------------   ------------------    -----------------

Net increase (decrease) in cash and temporary investments                       (4,871)              26,557                 3,965
Cash and temporary investments at beginning of period                           71,302               44,745                34,119
                                                                       ------------------   ------------------    -----------------
Cash and temporary investments at end of period                          $      66,431        $      71,302         $      38,084
                                                                       ==================   ==================    =================

Supplemental disclosure of cash flow information:

   Interest payments                                                     $      14,276        $      21,358         $      64,245
   Capital lease obligations incurred                                                -                    -                20,835
   Accrued dividends                                                                 -                2,305                 6,226



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

         On August 17, 1998, in connection with the consummation of the Plan of Reorganization, the Company entered into a $300 million credit agreement (the
"Credit Agreement") with UBS AG, Stamford Branch and Lehman Commercial Paper
Inc. ("LCPI") as agents for a syndicate of lenders, which is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by the Company's subsidiaries. Some of the proceeds of the Credit
Agreement were used to pay off the Company's obligation under its debtor-in-possession credit agreement (the "DIP Facility"), which had provided the Company operating liquidity during the Chapter 11 case.

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

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the 52 weeks ended March 28, 1998, the
Company's Quarterly Report on Form 10-Q for the 16 weeks ended July 18, 1998, and Form 10-Q for the 28 weeks ended October 10, 1998, the Form 8-K dated May
27, 1998 and the Company's Disclosure Statement attached thereto as Exhibit 2.1.
Operating results for the periods presented are not necessarily indicative of results for the full fiscal year.

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

         As of the Effective Date the reorganization value of the Company's common equity of approximately $385,100,000 was determined by the Company with the assistance of financial advisors in reliance upon various valuation methods, including discounted projected cash flows analyses, price/earnings ratios, and other applicable ratios and economic industry information relevant to the operations of the Company, and through negotiations with the various parties in interest. The total reorganization value as of the Effective Date was approximately $730,000,000, which was $392,494,000 in excess of the aggregate fair value of the Company's tangible and identified intangible assets. Such excess is classified as "Excess reorganization value, net" in the accompanying consolidated balance sheet and is being amortized on a straight-line basis over a three-year period.

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
                                                         =============


NOTE 4 - Income Taxes

         The Company recorded federal and state income tax provisions of $1.2 and $1.1 million during the 1999 third quarter and 1999 year to date periods, respectively. All operating loss and credit carryforwards of the Company have been offset by the cancellation of indebtedness income recorded in connection with the Plan of Reorganization. The tax basis of the Company's assets were reduced by $11.2 million, representing the Company's cancellation of indebtedness income in excess of its operating loss and credit carryforwards as of the Effective Date. The Company recorded no income tax provision or benefit during the 1998 third quarter and 1998 year to date.

NOTE 5 - Unusual Items

         Unusual items recognized consist of $9.7 million in connection with legal, advisory and bank fees associated with the Plan of Reorganization and $3.9 million as a net gain resulting from the elimination of debt premiums.

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



NOTE 7 - Debt

         The components of the Company's debt are as follows (in thousands):


                                                                                       Successor           Predecessor
                                                                                        Company              Company
                                                                                   ------------------    -----------------
                                                                                      January 2,            March 28,
                                                                                         1999                  1998
                                                                                   ------------------    -----------------
              Bank Credit Agreements

                Term Loans                                                            $    230,000          $    182,122
                Revolving Credit Facility                                                        -                17,000
                12% Senior Notes due September 1, 2004 (includes $4,008 of
                unamortized debt premium at March 28, 1998)                                      -               599,429
                                                                                   ------------------    -----------------
                                                                                           230,000               798,551
              Less: current maturities of long-term debt                                         -               798,551
                                                                                   ==================    =================
              Long-term debt                                                          $    230,000          $       -
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

         On August 17, 1998, in connection with the consummation of the Plan of Reorganization, the Company entered into the Credit Agreement. The Credit Agreement is comprised of: (i) a $230 million term loan facility (the "Term Loan") and (ii) a $70 million revolving credit facility (the "Revolving Credit"). The Term Loan and Revolving Credit will mature on August 18, 2003. The proceeds of the Credit Agreement have been used to refinance the obligations under the DIP Facility and supplemental term loan claims under the Old Credit Agreement, and the excess portion will be used for the working capital needs of Grand Union and its subsidiaries, including capital expenditures. Up to $50 million of Revolving Credit will be available for the issuance of letters of credit. As of January 2, 1999, an aggregate of $34 million of letters of credit were issued and outstanding under the Credit Agreement.

NOTE 8 - Net Loss Per Share

         The net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share." This statement requires that entities present, on the face of the income statement for all periods reflected, basic and diluted per share amounts. Basic earnings per share is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding for the period adjusted for dilutive potential common shares. There were 30 million weighted average shares outstanding for both basic and diluted earnings per share for the 12 and 20 weeks ended January 2, 1999. All potential common shares were excluded from the computation of the Company's diluted earnings per share because the effect would have been anti-dilutive. Net loss per share data is not meaningful for periods prior to August 15, 1998 due to the capital restructuring.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

         As discussed in Note 1 to the accompanying Consolidated Financial Statements of Grand Union, the Company emerged from its Chapter 11 proceedings effective August 17, 1998. For financial reporting purposes, the Company accounted for the consummation of the Plan of Reorganization effective August 15, 1998. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under The Bankruptcy Code", the Company has applied Fresh-Start Reporting as of the Effective Date which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods prior to the Effective Date have been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company". For purposes of the discussion of Results of Operations for the 40 weeks ended January 2, 1999, the results of the Predecessor Company and Successor Company have been combined.

Results of Operations

         The following table sets forth certain statement of operations and other data (all dollars in millions).

                                                             12 Weeks Ended                       40 Weeks Ended
                                                    ----------------------------------   ---------------------------------
                                                      January 2,        January 3,         January 2,        January 3,
                                                         1999              1998               1999              1998
                                                    ----------------  ----------------   ----------------  ---------------
Sales                                                 $    527.7        $    534.3         $  1,739.1        $  1,761.2
Gross profit                                               154.0             156.2              514.8             491.6
Operating and administrative expenses                      123.9             130.0              426.3             442.4
Depreciation and amortization                               14.9              16.6               51.2              61.4
Amortization of excess reorganization value                 30.1              24.1               90.4              80.3
Unusual item                                                  .3               3.7                5.8               3.7
Interest expense, net                                       10.2              27.7               53.3              86.0
Income tax provision                                         1.2               -                  1.1               -
Net (loss) before extraordinary item                       (26.7)            (45.8)            (113.3)           (182.0)
Extraordinary item                                           -                 -                259.0               -
Net income (loss)                                          (26.7)            (45.8)             145.8            (182.0)
Net income (loss) applicable to common stock               (26.7)            (47.9)             143.5            (188.2)

Sales percentage increase (decrease)                        (1.2%)            (0.5%)             (1.3%)            (2.0%)
Gross profit as a percentage of sales                       29.2%             29.2%              29.6%             27.9%
Operating and administrative expenses as a                  23.5%             24.3%              24.5%             25.1%
   percentage of sales



         Sales for the 12 weeks ended January 2, 1999 (the "1999 third quarter") decreased $6.6 million, or 1.2% as compared to the 12 weeks ended January 3, 1998 (the "1998 third quarter"). Comparable store sales, including replacement stores, decreased 0.93% during the 1999 third quarter. The Company continues to invest in marketing and promotional programs to drive sales and compete effectively. For the 1999 third quarter, the Company did not close any stores. Sales for the 40 weeks ended January 2, 1999 (the "1999 year to date") decreased $22.1 million or 1.3% as compared to the 40 weeks ended January 3, 1998 (the "1998 year to date"). Comparable store sales, including replacement stores, decreased 0.67% during the 1999 year to date. Adverse weather conditions, increased competition, and historic deferral of capital expenditures were primarily responsible for decreased sales for the 1999 year to date. For the 1999 year to date, the Company has opened one replacement store and closed two stores.

         Gross profit, as a percentage of sales, was 29.2% in the 1999 and 1998 third quarters. The gross profit percentage increased to 29.6% for the 1999 year to date, compared to 27.9% for the 1998 year to date, primarily due to an increase in allowance and promotional income as well as new marketing initiatives.

         Operating and administrative expenses, as a percentage of sales, decreased to 23.5% from 24.3% for the 1999 third quarter compared to the 1998 third quarter. This reflects continued expense reduction in all areas of the business. Additionally, the Company recognized a $1.9 million gain on sale of property during the quarter. Operating and administrative expenses, as a percentage of sales, decreased to 24.5% for 1999 year to date, compared to 25.1% for the 1998 year to date.

         Depreciation and amortization decreased to $14.9 million from $16.6 million for the 1999 third quarter compared to the 1998 third quarter, and has decreased $10.2 million for the 1999 year to date, compared to the 1998 year to date. This decrease is mainly the result of impairment losses on assets recorded in the fiscal 1998 fourth quarter and the historical deferral of capital expenditures.

         Interest expense, net decreased to $10.2 million from $27.7 million for the 1999 third quarter compared to the 1998 third quarter, and has decreased to $53.3 million from $86.0 million for the 1999 year to date, compared to the 1998 year to date. The 1999 third quarter and year to date decrease is principally an effect of the Company's reduced debt burden as a result of the reorganization, favorable interest terms and the overall credit environment.

         The Company recorded federal and state income tax provisions of $1.2 million during the 1999 third quarter and $1.1 million provision for the 1999 year to date period. The Company recorded no income tax provision or benefit during the 1998 third quarter and 1998 year to date periods.

         Unusual items of $341,000 were recorded during the 1999 third quarter which consisted of fees associated with the Plan of Reorganization. The 1999 year to date period included expenses of $9.7 million in connection with legal, advisory and bank fees associated with the Plan of Reorganization and a net gain of $3.9 million resulting from the elimination of debt premiums.

         The Company recorded no extraordinary items during the 1999 third quarter. For the 1999 year to date period, the Company recognized an extraordinary gain of $260.8 million resulting from the discharge of debt in connection with the consummation of the Plan of Reorganization. In addition, the Company recorded an extraordinary item expense of $1.7 million, which is related to the write-off of deferred financing costs associated with a term loan refinanced by the DIP facility. The Company recognized no extraordinary gains or losses during the 1998 third quarter and year to date periods.

Liquidity and Capital Resources

         On August 17, 1998, in connection with the consummation of the Plan of Reorganization, the Company entered into the Credit Agreement. The Credit Agreement is comprised of: (i) a $230 million Term Loan and (ii) a $70 million Revolving Credit Facility. The Term Loan and Revolving Credit Facility will mature on August 18, 2003. The proceeds of the Credit Agreement have been used to refinance the obligations under the DIP Facility and supplemental term loan claims under the Old Credit Agreement. The excess will be used for working capital and capital expenditures. Up to $50 million of the Revolving Credit Facility will be available for the issuance of letters of credit. As of January 2, 1999, an aggregate of $34 million of letters of credit were issued and outstanding under the Credit Agreement.

Year 2000 Compliance Disclosure

         In May 1998, the Company established a Year 2000 Task Force (the "Task Force") to address the issues that may occur as a result of the two-digit year change associated with the new millenium. The Task Force consists of a chairman, plus three staff members. The Task Force works in conjunction with the Information Technology Department, the Company's newly appointed Chief Information Officer, outside information technology consultants, outside counsel and the Company's Executive Committee, which is comprised of all of the Company's executive officers. The Task Force believes it has identified all computer-based systems and applications, including embedded systems, used by the Company in its operations. The Task Force has categorized these systems and applications according to the end-user department within the Company, based upon how critical the function is to the Company's operations. The Task Force is determining and implementing the modifications or replacements necessary to achieve compliance; conducting tests to verify that the modified systems are operational and compliant; and once completed, reinstating the compliant systems into the normal operations of the Company. The systems and applications with the greatest level of importance to the Company's operations are being assessed and modified or replaced first. Management believes that virtually all internally developed systems and applications are currently Year 2000 ("Y2K") compliant. The Company estimates that all critical systems and applications will be Y2K compliant by June 1, 1999.

         The Task Force is also examining the Company's relationships with certain key outside vendors and others with whom the Company has significant business relationships to determine, to the extent practical, the degree of such outside parties' Y2K compliance. The Task Force has distributed Y2K compliance questionnaires to vendors and suppliers who do business with the Company. Particular attention has been focused on C&S Wholesale Grocers, Inc., ("C&S"), which supplies the majority of inventory to the Company's stores. The Task Force, senior management, members of IT and outside counsel have met with C&S to understand their Y2K compliance efforts and have begun testing to assure such Y2K compliance. The Task Force has also begun testing procedures with vendors to determine Y2K compliance. Management is of the opinion that the Company's continued relationship with C&S is the only material vendor relationship that could significantly impact the Company's operations in the event of Y2K noncompliance and does not believe that any other particular third party's failure to be Y2K compliant would have a material adverse effect on the Company.

         The Task Force is in the process of finalizing and implementing a contingency plan to provide for viable alternatives to ensure that the Company's core business operations are able to continue in the event of Y2K-related systems failure. Management expects to have a comprehensive contingency plan established by June 1, 1999.

         Through January 2, 1999, the Company has expended approximately $2.5 million to address Y2K compliance issues. The Company estimates that it will incur additional expenses of $2.5-7.5 million, for a total of approximately $5-10 million, to address and resolve Y2K compliance issues, which includes the estimated costs of all modifications, testing and consultants' fees.

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

         With the exception of historical information, some matters discussed herein, including, but not limited to, the Year 2000 Compliance Disclosure, are or contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the competitive environment in which the Company operates, the general economic conditions in the geographic areas in which the Company operates, and the timely resolution of Year 2000 Compliance issues by the Company, its vendors and others with whom the Company has significant business relationships. For additional information about the Company and its operating and financial condition, please see the Company's most recent Form 10-K for the year ended March 28, 1998, the Company's Quarterly Report on Form 10-Q for the 16 weeks ended July 18, 1998, and Form 10-Q for the 28 weeks ended October 10, 1998, the Form 8-K dated May 27, 1998 and the Company's Disclosure Statement attached thereto as Exhibit 2.1. and other documents as filed with the SEC.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

      Exhibit Number

           27.1 Financial Data Schedule, for the twenty weeks ended January 2, 1999.

           27.2 Financial Data Schedule, for the twenty weeks ended August 15, 1998.

(b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the 12 weeks ended January 2, 1999.

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

Date:  February 16, 1999