Form 10-K
period 1999-04-03
GRAND UNION CO /DE/
filed 1999-07-02
CIK 316236

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

     For the fiscal year ended April 3, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                to
                                   -------------     -------------
                         Commission File Number 0-26602

                             THE GRAND UNION COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     22-1518276
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

201 Willowbrook Boulevard, Wayne, New Jersey               07470-0966
--------------------------------------------         -----------------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        973-890-6000
                                                     -----------------------

Securities registered pursuant to Section 12 (b) of the Act:

      Title of each class        Name of each exchange on which registered
      -------------------        -----------------------------------------

            None
      -------------------        -----------------------------------------

Securities registered pursuant
to Section 12 (g) of the Act:           Common Stock, Par Value $0.01
                                 -----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
Yes  X     No
    ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                              [Cover page 1 of 2]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 25, 1999 is approximately $322,306,500, based upon the closing sales price of the Common Stock on the Nasdaq National Market on such date. For the purpose of this calculation, all members of the Board of Directors are presumed to be affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes _X_    No ___


As of June 25, 1999 there were issued and outstanding 30,000,000 shares, par value $0.01 per share, of the registrant's Common Stock.

Documents Incorporated by Reference: The Proxy Statement for the 1999 Annual Meeting of Stockholders has been incorporated by reference partially in Part III hereof.

                              [Cover page 2 of 2]

                             THE GRAND UNION COMPANY

                                    FORM 10-K
                        For the Year Ended April 3, 1999

                                      INDEX

                                     Part I                                PAGE

Item 1.   Business.........................................................   1
Item 2.   Properties.......................................................   5
Item 3.   Legal Proceedings................................................   5
Item 4.   Submission of Matters to a Vote of Security Holders..............   6

                                    Part II

Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters............................................   6
Item 6.   Selected Consolidated Financial Data.............................   7
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................   7
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk........  11
Item 8.   Financial Statements and Supplementary Data......................  12
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................  12

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant...............  12
Item 11.  Executive Compensation...........................................  12
Item 12.  Security Ownership of Certain Beneficial Owners and Management...  12
Item 13.  Certain Relationships and Related Transactions...................  12

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..  12
Signatures.................................................................  16

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

PART I

Item 1.  Business

General

     The Grand Union Company, a Delaware corporation ("Grand Union" or the "Company"), is engaged in the retail food business. Grand Union operated 217 stores in six northeastern states averaging approximately 27,500 gross square feet per store as of April 3, 1999. The Company's Common Stock has been listed on the Nasdaq National Market under the ticker symbol "GUCO" since October 1, 1998.

     As a result of the implementation of several key strategic initiatives since 1997, Grand Union has been able to stabilize and improve its operations in the critical areas of sales, margins, promotional income and expense levels. These initiatives included a complete restaffing of senior management, organizational restructuring measures and reconfiguration of the Company into three geographic operating areas. Grand Union is continuing its pursuit of these strategic initiatives, identifying additional areas for operating and administrative expense reduction, implementing technological efficiency and pursuing new marketing and merchandising activities, all of which are designed to enhance the Company's image as a high-quality, price-conscious operator in the northeastern retail food industry.

Strategic Initiatives

     In recent years, results in the supermarket industry have been impacted by slow population growth, increasing competitive activity, and changing consumer shopping and eating patterns. These factors, and others, are projected to lead to essentially flat real supermarket sales growth over the next several years.

     Grand Union is in the process of implementing various strategies to meet its long-term goals for improving financial performance. The Company will continue to focus on the requirements and preferences of "Today's Customer". This strategy includes identifying and understanding the ongoing changes in consumer trends, thereby allowing consumer preferences to be the drivers of change in Grand Union's offerings of services and products. The Company continues to develop and evaluate new retailing strategies that will respond to its customers' needs. In addition, Grand Union has determined that to maximize profitability, it should (i) expand and renovate its existing store base, including the development of new stores and the remodeling of existing units;
(ii) implement a program for maximizing advertising and promotion allowance revenues from the Company's suppliers; and (iii) perform ongoing evaluations, including modifying store locations as required.

     Prior to the Company's 1998 Reorganization under Chapter 11 of the Bankruptcy Code (the "1998 Reorganization"), the Company had an overleveraged balance sheet and insufficient resources to consistently fund capital expenditures adequately. On August 17, 1998 (the "Effective Date"), Grand Union consummated the 1998 Reorganization pursuant to the August 5, 1998 Confirmation Order of the United States Bankruptcy Court for the District of New Jersey. As a result of the 1998 Reorganization, the Company has substantially improved its liquidity by significantly reducing its debt and the attendant reduction in interest expense and entered into a $300 million credit agreement (see "The 1998 Reorganization" below). This substantial reduction of debt and the availability of new funds has enabled Grand Union to organize and commence a capital expenditure program that is expected to enhance the operations, profitability and competitiveness of the Company.

     EACH OF THE FOREGOING STRATEGIC INITIATIVES ARE FORWARD-LOOKING AND INVOLVE RISKS AND UNCERTAINTIES. THERE CAN BE NO ASSURANCE THAT ANY OF THE STRATEGIC INITIATIVES WILL IMPROVE THE FINANCIAL PERFORMANCE OF THE COMPANY.

Store Formats and Locations; Competition

     Grand Union's store sizes and formats vary depending upon the demographics, competitive conditions and real estate availability in each location in which it operates. The Company's supermarkets offer a wide selection of national brand and private label grocery and general merchandise products as well as high-quality perishables and service departments. The majority of Grand Union's sales are generated from stores which include high-margin specialty and service departments. Selected locations feature in-store cafes and pharmacies. Liquor, beer and wine departments are included in many locations, subject to the limitations of state and local laws. Grand Union's supermarkets range in size from 7,000 to 64,000 gross square feet.

     During the fiscal year ended April 3, 1999 ("Fiscal 1999"), the Company introduced a new store format geared to a specific marketing area. "Hot Dot" stores, which feature a limited assortment format (low-price, limited in-store services and low overhead), were opened in four converted existing Northern Division locations. The Company has plans to introduce other new formats in the fiscal year ending April 1, 2000 ("Fiscal 2000").

     Grand Union operates 219 stores in six states, including 121 in New York, 40 in Vermont, 41 in New Jersey, 12 in Connecticut, 3 in New Hampshire and 2 in Pennsylvania as of June 25, 1999. This includes 8 Hot Dot stores in previously existing locations.

     The food retailing business is highly competitive, including numerous national, regional and local supermarket chains. Grand Union also competes with convenience stores, units owned and operated or otherwise affiliated with large food wholesalers, unaffiliated independent food stores, warehouse/merchandise clubs, discount drugstore chains and discount general merchandise chains. Some of the Company's competitors may have greater financial resources than Grand Union has and could use those resources to take steps which would adversely affect the Company's competitive position.

     In upstate New York, Grand Union generally operates in small cities and rural communities. The Company's main competitors are Price Chopper and Hannaford. Commercial development in areas north of Albany, New York is typically limited and constrained by zoning and environmental restrictions, particularly in areas regulated by the Adirondack Park Commission. In the more urban Albany area, Price Chopper and Hannaford have each opened a number of new stores in the last five years, which are generally larger than the Company's stores.

     In the Mid-Hudson Valley area of New York, the Company's principal competitors are ShopRite, Price Chopper, Hannaford and A&P. Continuing weak economic conditions in the Mid-Hudson Valley have constrained business in recent years. In addition, the Company's results in this region have been adversely affected by recent store openings by competitors.

     In Vermont, Grand Union's principal competitors are Price Chopper and Hannaford. Grand Union maintains the largest market share in Vermont. Zoning and environmental regulations in the state restrict commercial development, including the development of supermarkets which might be competitors of the Company.

     A number of the Company's stores in upstate New York and Vermont are in resort areas. These generally experience significant increases in sales in the summer months and in some cases during the winter ski season.

     The Company's stores in metropolitan New York, Connecticut and New Jersey serve densely populated communities with demographics particularly well suited for store formats emphasizing specialty and service departments. Accordingly, the sales mix in these stores includes a larger percentage of higher margin perishable items. In addition, the high population density as well as the geographic concentration of stores provide substantial economy of scale opportunities. Some of the Company's stores in those areas experience increased sales during the summer months.

     In New Jersey, the Company competes primarily against A&P, Pathmark, Edwards, ShopRite, Edwards and various other supermarkets.

     In Westchester, Orange, Rockland, Dutchess and Putnam Counties in New York, the Company generally competes with A&P, Edwards and ShopRite.

     On Long Island, the Company's principal competitors include A&P, Waldbaums (division of A&P), Pathmark, ShopRite, Edwards and King Kullen.

     Grand Union's main competitors in Fairfield County, Connecticut include Stop & Shop and A&P.

Distribution and Supply

     The majority of Grand Union's merchandise is distributed to Grand Union stores by C&S Wholesale Grocers, Inc. ("C&S") pursuant to supply and distribution agreements. Under the agreements, C&S supplies grocery products from its own warehouses, and health and beauty care and general merchandise products from Grand Union's

Montgomery, New York warehouse. Grand Union also contracts with a third party for frozen food distribution. Management believes that Grand Union's existing agreements with C&S enhance the Company's ability to offer consistently fresh and high-quality products to its customers at favorable prices. Grand Union operates a 20,000 square foot commissary located in Newburgh, New York, in which high quality cooked meat products, salads, salad ingredients and soups are prepared for sale in the delicatessen departments of the Company's stores.

Selected Data

     The table below sets forth certain statistical information with respect to Grand Union retail stores for the past three years.

                                                             Fiscal   Fiscal   Fiscal
                                                              1999     1998     1997
                                                             ------   ------   ------
Number of stores (at end of year)                               217      222      226
Total selling square feet at end of year (in thousands)       4,293    4,353    4,312
Average sales per selling square foot per week               $10.05   $10.07   $10.28

Capital Investment

     The Company's capital investment program is directed towards renovating and upgrading existing Grand Union stores and opening new and replacement stores in current marketing areas. As referenced above, in certain areas the Company is investing capital on newly developed alternate formats geared toward particular locations and demographics. Cash capital expenditures for the 33 weeks ended April 3, 1999, the 20 weeks ended August 15, 1998, and the fiscal year ended March 28, 1998 ("Fiscal 1998") were approximately $20.9 million, $3.4 million, and $39.7 million, respectively, excluding capital lease additions of $7.6 million, $0, and $21.7 million, respectively. See Item 6 for information concerning the methodology utilized to report the Company's operating results before and after the 1998 Reorganization.

Information Technology

     Financial, purchasing and operating system requirements are supported through a central computer system located in Wayne, New Jersey. As of April 3, 1999, Grand Union utilized scanning systems in 187 stores (representing approximately 95% of total sales) and intends to continue investing in scanning and other store systems in the future where economically justified. See Item 7 for a discussion of Year 2000 compliance.

Employees

     As of April 3, 1999, Grand Union had approximately 13,000 employees, of whom approximately 70% were employed on a part-time basis. Approximately 55% of Grand Union's employees are covered by 12 collective bargaining agreements with various local unions.

     In March 1999, the Company entered into a new labor agreement with United Food and Commercial Workers Local 1262 covering approximately 1,700 clerks in 32 of the Company's stores in Westchester, Putnam and Dutchess counties in New York. That agreement expires in May 2003. Additionally, in December 1998 the Company reached an agreement with UFCW Local 174 covering approximately 20 meat department employees in two New York City stores. The Local 174 agreement expires in December 2002. In December 1998, the Company reached an agreement with UFCW Local 464A, covering approximately 1,000 meat, seafood, deli and Taste Place employees at 54 locations in the Southern Division. The Local 464A agreement expires April 19, 2003. In December 1998, the Company reached an agreement with Teamsters Local 445 on terms for a wage reopener covering approximately 80 warehouse employees at the Company's Montgomery distribution warehouse. The Local 445 agreement expires December 4, 1999. In February 1999, the Company reached an agreement with the Bakery Confectionary & Tobacco Workers Union Local 3 on terms for a new collective bargaining agreement covering approximately 50 bakery employees working at 13 stores in Long Island, New York. The Local 3 Agreement expires January 25, 2003. The Company's other labor agreements expire between October 1999 and July 2002.

     As of April 3, 1999, all employees covered by collective bargaining agreements were employed at store locations and in the Company's Montgomery, New York warehouse.

     The Company believes that its relationship with its employees is generally satisfactory.

Trade Names, Service Marks and Trademarks

     Grand Union owns and actively uses over 20 trade names, service marks and trademarks (collectively, "Marks"). Among these Marks are "Grand Union"(Registered), the symbol of a red dot, "Grand Classics"(Registered), "Big Gold Top"(Registered), "The Best Take Out Restaurant in Town"(Registered), "Grand Premium"(Registered), "Taste Place"(Registered), "Holland Hall"(Registered) and "Red Dot Special"(Registered), all of which are significant to the Company's business. The Company also has common law rights in, has filed for, or intends to file for various other Marks.

Financial Information About Foreign and Domestic Operations and Export Sales

     Grand Union has no foreign operations or export sales.

Recent History

     The 1998 Reorganization

     In February, 1998, due to a lack of sufficient liquidity, increasing competition, consolidation, and falling margins, Grand Union determined that its financial resources would be insufficient to satisfy the interest payment due and payable on its Old Senior Notes. As a result, Grand Union did not make the March 2, 1998 interest payment to holders of the Old Senior Notes. The failure to make such interest payment constituted a default under the Indenture governing the Old Senior Notes and a cross-default under the Old Credit Agreement.

     Accordingly, the Company commenced negotiations with the secured banks under the Old Credit Agreement regarding obtaining necessary waivers to avoid the consequences of an event of default and to facilitate the negotiation of a consensual plan of reorganization with an unofficial committee of holders of the Old Senior Notes (the "Unofficial Noteholder Committee"). Negotiations between Grand Union and the Unofficial Noteholder Committee continued, and on March 30, 1998, the parties reached an agreement in principle on the terms of a restructuring to be effectuated pursuant to a plan of reorganization (the "Plan of Reorganization") under chapter 11, Title 11 of the United States Code, as amended ("Chapter 11"). On May 14, 1998, Grand Union, the Unofficial Noteholder Committee and the holders of the Grand Union's Old Preferred Stock reached an agreement in principle regarding the proposed treatment of the Old Preferred Stock.

     Pursuant to a Disclosure Statement, dated May 22, 1998 (the "Disclosure Statement"), Grand Union commenced a prepetition solicitation of votes by the holders of Old Senior Notes and Old Preferred Stock to accept or reject the Plan of Reorganization. That solicitation resulted in the acceptance of the Plan of Reorganization. On June 24, 1998, the Company filed a voluntary petition for relief (the "Filing") under Chapter 11 with the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court").

     On the Effective Date, Grand Union consummated its Plan of Reorganization pursuant to the August 5, 1998 Confirmation Order of the Bankruptcy Court. Consummation of the Plan of Reorganization has resulted in a capital restructuring of the Company, whereby approximately $600 million in debt under the Old Senior Notes has been eliminated from the Company's balance sheet, reducing annual interest expense by approximately $72 million.

     Consummation of the Plan of Reorganization resulted in (i) the issuance of 30,000,000 shares of New Common Stock to the holders of the Company's Old Senior Notes; (ii) the issuance of New Series 1, Series 2 and Series 3 Warrants to the holders of the Company's Old Preferred Stock; (iii) the issuance of New Series 1 Warrants to holders of the Company's Old Common Stock; and (iv) cancellation of the Company's Old Senior Notes, Old Preferred Stock, Old Common Stock, Old Series 1 and Series 2 Warrants and Old Stock Options. As of October 1, 1998, the Company's New Common Stock began trading on the Nasdaq National Market under the ticker symbol GUCO.

     On the Effective Date and in connection with the consummation of the Plan of Reorganization, the Company entered into a $300 million credit agreement (the "Credit Agreement") with UBS AG, Stamford Branch and Lehman Commercial Paper Inc. ("LCPI") as agents for a syndicate of lenders. The Credit Agreement is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by the Company's subsidiaries. Some of the proceeds of the Credit Agreement were used to pay off the Company's obligations under its debtor-in-possession credit agreement (the "DIP Facility"), which had provided the Company operating liquidity during the Chapter 11 case. During the Chapter 11 case, all trade claims were paid in the ordinary course.

     Consummation of the Plan of Reorganization also resulted in the election of a new Board of Directors for the Company (the "Board"). Effective August 17, 1998, the Board is comprised of eleven members. The three management

Directors are: J. Wayne Harris, Chairman and Chief Executive Officer; Jack W. Partridge Jr., Vice Chairman and Chief Administrative Officer; and Gary M. Philbin, President and Chief Merchandising Officer. The eight outside directors on the Board are: Martin Bernstein, Thomas R. Cochill, Joseph Colonnetta,
Jacob W. Doft, David M. Green, Joseph V. Lash, Anthony Petrillo and Scott
Tepper.

     The 1995 Restructuring

     On January 25, 1995, in connection with a capital restructuring plan reached with its bank lenders and with members of informal committees of certain holders of Grand Union notes, Grand Union filed a voluntary petition for relief under Chapter 11 in the United States Bankruptcy Court for the District of Delaware. The bankruptcy court confirmed on May 31, 1995 the Second Amended Chapter 11 Plan of The Grand Union Company, dated as of April 19, 1995, and Grand Union emerged from Chapter 11 on June 15, 1995. The 1995 Restructuring plan provided for: 1) payment in full of all trade claims; 2) payment in full of obligations under a credit agreement and the execution of a subsequent credit agreement (the "Old Credit Agreement"); 3) cancellation of obligations under Senior Notes due in 1999 and Senior Notes due in 2000 in exchange for nearly $600 million in new senior debt (the "Old Senior Notes"); 4) cancellation of obligations under three series of Senior Subordinated Notes due in 2002, 2002 and 1998, respectively, in exchange for an aggregate of 10,000,000 shares of Common Stock (the "Old Common Stock"); 5) the issuance of warrants (the "Old Warrants") to holders of Senior Zero Coupon Notes due in 2004 and 2007; and 6) cancellation of preferred stock, common stock and warrants then existing.

Item 2.  Properties

     Grand Union conducts its operations primarily in leased stores and offices. The following table indicates the location and number of stores in operation as of April 3, 1999.


                                              Number of
                   Locations                    Stores
                   ---------                  --------
                   New York                      120
                   New Jersey                     41
                   Vermont                        38
                   Connecticut                    13
                   New Hampshire                   3
                   Pennsylvania                    2
                                                 ---
                   Total                         217
                                                 ---

     As of April 3, 1999, Grand Union owned 13 and leased 204 of its store sites pursuant to commercial leases. Management believes no store lease is individually material to Grand Union. Most store leases contain several renewal options. Twenty-three store leases do not contain renewal options and seventeen will expire over the next five years and six thereafter. Management anticipates that it will be able to renegotiate favorable lease terms for most of these locations, if so desired.

     Grand Union currently operates one distribution center in Montgomery, New York, which is leased, and a commissary, which is housed in a building owned by the Company on a ground-leased site in Newburgh, New York. Grand Union's lease on its distribution center has 30 years remaining, including options. On May 20, 1998, the Company sold a 101,000 square foot warehouse in Waverly, New York, which had been vacant. In January 1999, the Company sold its assets and discontinued operations at a printing shop it operated in Atlanta, Georgia.

Item 3.  Legal Proceedings

     Chapter 11 Proceedings. Reference is made to "Item 1 - Business - Recent History" for information regarding the Company's Chapter 11 proceedings.

     Environmental - Connecticut. Soil and ground water contamination has been detected at a shopping center owned by Grand Union, which is located in Connecticut. The Company believes such contamination was caused primarily by the use, storage, and/or improper disposal of solvents, in particular, perchloroethylene by dry cleaning operations previously conducted at this location and from off-site sources. The Company notified the Connecticut Department of Environmental Protection ("CTDEP") upon its initial discovery of contamination in 1992. At that time, the Company conducted a remedial investigation designed to identify the sources of such soil and ground-water contamination and delineate the extent of the contamination on-site and to assess potential off-site impacts. This investigation has confirmed that the source of the on-site contamination is, in part, an off-site shopping center and a gasoline station located nearby. The Company is proceeding with the investigation of the contamination and formulation of a remedial plan. The Company anticipates entering into CTDEP's voluntary cleanup program.

     The Company's potential responsibility does not arise from any aspect of its operation of a supermarket at the shopping center, but from the actions of a former tenant. Any contamination migrating on-site from an off-site source is the responsibility of another party. The Company is assessing the feasibility of seeking reimbursement of past costs and clean-up costs from some or all of these other parties. The Company is unable to determine the amount of its potential liability arising from the on-site contamination, but does not believe, based upon the results of investigations made to date, that the amount of potential liability is likely to be materially adverse to the Company's financial condition. Management presently estimates, based upon investigations made by the Company's environmental consultant to date, that such liability should not exceed $720,000. Investigations are continuing, and there can be no assurance that the amount of such liability will not exceed $720,000.

     FTC Order. At the time of an acquisition of Grand Union in July 1989, Grand Union and P&C Foods, then a subsidiary and currently a division of Penn Traffic, operated stores in some of the same geographic areas in Vermont and upstate New York. In order to satisfy the concerns of federal antitrust authorities arising therefrom in connection with the acquisition, prior to consummation thereof, MTH Holdings, Inc. ("MTH Holdings"), which indirectly controlled Grand Union and Penn Traffic, an affiliate of Miller Tabak Hirsch & Co., a New York Limited Partnership, and Grand Union entered into an Agreement to Hold Separate with Salomon Inc. and the Federal Trade Commission ("FTC") and an Agreement Containing Consent Order (the "Order") with the FTC, which Order was subsequently modified on February 16, 1996 (collectively, the "FTC Agreements").

     The FTC Agreements required the divestiture by MTH Holdings and/or Grand Union (including in each case their respective subsidiaries and affiliates) of sixteen stores located in Vermont and upstate New York. Such divestitures were completed on July 30, 1990. Thirteen of the sixteen stores divested were P&C Foods stores and three of the sixteen stores divested were Grand Union stores. In a related transaction, Grand Union and P&C Foods entered into an operating agreement (the "Operating Agreement"), pursuant to which Grand Union acquired the right to operate P&C Foods' thirteen remaining stores in New England under the Grand Union name until July 2000, for an average annual rent of approximately $10,700,000 with an option to extend the term of such operation for an additional five years. Grand Union paid P&C Foods $7,500,000 for an option, exercisable in July 1999, to purchase the stores at an amount defined in the Operating Agreement.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of Fiscal 1999.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders' Matters

     The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "GUCO." At the close of business on June 25, 1999, there were 30,000,000 shares of Common Stock, $0.01 par value outstanding and entitled to vote. As of June 25, 1999, there were approximately 2,100 stockholders of record of the Common Stock.

     The quarterly market value of the Company's stock is discussed in Note 16 to the Consolidated Financial Statements.

     No cash dividends were declared or paid during each of the three fiscal years ended April 3, 1999. Payment of dividends to holders of Common Stock is restricted by the Credit Facility.

Item 6.  Selected Financial Data

     The Company accounted for the consummation of the Plan of Reorganization effective August 15, 1998 for financial reporting purposes. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code," the Company adopted Fresh-Start Reporting as of the Effective Date which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities and to its stockholders' equity. In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The period prior to the 1995 Restructuring has been designated "Old Company," the period prior to the Effective Date has been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company." All information is derived from the consolidated financial statements of the Company. This information should be read in conjunction with the historical financial statements of the Company, including the notes thereto, included elsewhere herein. All dollars are in millions, except per share data.

                                                  Successor
                                                   Company                 Predecessor Company                     Old Company
                                                  ---------   ---------------------------------------------   --------------------
                                                   33 Weeks   20 Weeks    52 Weeks    52 Weeks    41 Weeks    11 Weeks    52 Weeks
                                                    Ended       Ended       Ended       Ended       Ended      Ended       Ended
                                                   April 3,   August 15,  March 28,   March 29,   March 30,   June 17,    April 1,
                                                     1999      1998(**)     1998        1997        1996      1995(**)     1995
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
Statement of Operations Data:
  Sales                                           $ 1,417.3   $   869.0   $ 2,266.8   $ 2,312.7   $ 1,819.9   $   487.9   $ 2,391.7
  Gross profit                                        421.6       258.0       639.5       705.7       569.9       143.8       708.3
  Operating and administrative expenses               349.8       217.7       574.8       586.2       454.6       117.8       573.2
  Depreciation and amortization                       120.6        66.2       197.3       184.8       142.9        16.9        85.5
  Unusual items                                         1.0         4.8         6.3         9.8        22.0        18.6        27.4
  Interest expense, net                                27.2        36.5       113.8       105.8        79.2        19.8       182.0
  Loss before income taxes and extraordinary
    items                                             (76.9)      (67.2)     (252.6)     (180.8)     (128.8)      (29.3)     (159.8)
  Income tax (provision) benefit                       (0.6)        -         (51.4)       (2.5)       18.9         -           -
  Extraordinary items                                   -         259.1         -           -           -         854.8         -
  Net income (loss)                                   (77.5)      191.9      (304.0)     (183.4)     (109.9)      825.5      (159.8)
  Net income (loss) applicable to common stock        (77.5)      189.6      (312.4)     (185.4)        -           -           -
  Basic and diluted net (loss) per common share(*)     (2.6)        -           -           -           -           -           -
  Deficiency in earnings available to
   cover fixed charges                                (76.9)      (67.2)     (252.6)     (180.8)     (128.8)      (29.3)     (159.8)

Balance Sheet Data:
  Total assets                                      1,089.3         -         904.6     1,071.8     1,178.2         -       1,394.8
  Total debt and capital lease obligations            391.1         -         959.5       888.4       875.1         -       1,614.9
  Redeemable stock                                      -           -         113.4        65.0         -           -         174.2
  Nonredeemable stock and stockholders' equity
   (deficit)                                          307.6         -        (466.6)     (153.2)       44.1         -        (824.3)

Operating and Other Data:
  Capital expenditures                            $    20.9   $     3.4   $    39.7   $    55.1   $    43.0   $     3.0   $    70.8
  Number of stores at year end                          217         N/A         222         226         229         N/A         231

(*) Basic and diluted net (loss) per share information is not meaningful for the period prior to the Effective Date due to the significant changes in the capital structure of the Company and cancellation of the Old Common Stock and Old Preferred Stock.
(**) Balance sheet data is not applicable at this date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     As discussed in Note 1 to the accompanying Consolidated Financial Statements of Grand Union, the Company emerged from its Chapter 11 proceedings effective August 17, 1998. For financial reporting purposes, the Company accounted for the consummation of the Plan of Reorganization effective August 15, 1998. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under The Bankruptcy Code", the Company adopted Fresh-Start Reporting as of the Effective Date which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities and to its stockholders' equity. In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The period prior to the Effective Date has been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company." For purposes of the discussion of

Results of Operations and Liquidity and Capital Resources for the 53 weeks ended April 3, 1999, the results of the Predecessor Company and Successor Company have been combined.

Results of Operations

     The following table sets forth certain statements of operations and other data (all dollars in millions).

                                                        Fiscal            Fiscal           Fiscal
                                                         1999              1998             1997
                                                      ----------        ----------       ----------
Sales                                                 $  2,286.3        $  2,266.8       $  2,312.7
Gross profit                                               679.6             639.5            705.7
Operating and administrative expenses                      567.4             574.8            586.2
Depreciation and amortization                               65.5              92.9             82.2
Amortization of excess reorganization value                121.3             104.3            102.6
Unusual items                                                5.8               6.3              9.8
Interest expense, net                                       63.7             113.8            105.8
Income tax provision                                         0.6              51.4              2.5
Net (loss) before extraordinary item                      (144.6)           (304.0)          (183.4)
Extraordinary item                                         259.1               -                -
Net income (loss)                                          114.4            (304.0)          (183.4)
Net income (loss) applicable to common stock               112.1            (312.4)          (185.4)

Sales percentage increase (decrease)                         0.9%             (2.0%)            0.2%
Gross profit as a percentage of sales                       29.7%             28.2%            30.5%
Operating and administrative expenses as a
   percentage of sales                                      24.8%             25.4%            25.3%
Number of weeks                                               53                52               52



     Sales for Fiscal 1999 increased $19.5 million or 0.9% compared to Fiscal 1998. Same store sales (sales of stores which were operated during the comparable periods of both fiscal years) decreased 0.35% in Fiscal 1999 compared to Fiscal 1998. Same store sales results, by quarter for Fiscal 1999, beginning with the first quarter, were (1.4)%, 0.6%, (0.9)% and 0.7%. During Fiscal 1999, the Company opened two replacement stores and closed eleven stores, four of which reopened as Hot Dot stores (four others will reopen as Hot Dot stores in Fiscal 2000). The Company invested in marketing and promotional programs to drive sales and compete effectively as competitors opened new locations and remodeled stores at a more aggressive rate than the Company. Sales for Fiscal 1998 decreased $45.9 million or 2.0% compared to the fiscal year ended March 29, 1997 ("Fiscal 1997"). Same store sales decreased 0.9% in Fiscal 1998 compared to Fiscal 1997. Same store sales changes, by quarter for Fiscal 1998, beginning with the first quarter, were (1.8)%, (1.6)%, 0.8% and (0.8)% versus the prior year. The new marketing strategies favorably affected sales in the second half of Fiscal 1998 and to some extent mitigated competitor marketing programs. During Fiscal 1998, the Company opened two new stores and two replacement stores, and closed eight stores.

     Gross profit as a percentage of sales increased to 29.7% in Fiscal 1999 from 28.2% in Fiscal 1998. This is primarily due to an increase in allowance and promotional income, which was the result of new marketing initiatives instituted by management. Gross profit as a percentage of sales was 28.2% in Fiscal 1998 compared to 30.5% in Fiscal 1997. The decline was primarily the result of reduced advertising and promotional income, instability in margin rates and the negative effects of the announced Plan of Reorganization in the first half of the fiscal year. Margins stabilized in the second half primarily as a result of new management strategies partially mitigating the negative effects of the announced Plan of Reorganization.

     Operating and administrative expenses as a percentage of sales were 24.8% during Fiscal 1999 compared to 25.4% during Fiscal 1998. The decline is primarily the result of the ongoing cost reduction initiatives instituted by management. Operating and administrative expenses as a percentage of sales were 25.4% during Fiscal 1998 compared to 25.3% during Fiscal 1997.

     Depreciation and amortization of $65.5 million in Fiscal 1999 was $27.4 million lower than the prior year's $92.9 million. The decrease resulted from the impact of the application of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," impairment losses on assets of $7.8 million and $25.0 million recorded in the Fiscal 1999 and Fiscal 1998 fourth quarters, respectively, and the historical deferral of capital expenditures. The increase in depreciation and amortization expense during Fiscal 1998 as compared to Fiscal 1997 was largely attributable to the application of SFAS No. 121, whereby $25.0 million of impairment losses were recorded to reduce the estimated fair value of certain store assets.

     Unusual items of $5.8 million in Fiscal 1999 compares to the $6.3 million recorded during Fiscal 1998. The Company recorded $9.6 million in connection with legal, advisory and bank fees associated with the Plan of Reorganization and $3.8 million as a net gain resulting from the elimination of debt premiums. Unusual items recorded in Fiscal 1998 consisted of $2.7 million in connection with professional fees associated with the Plan of Reorganization, a $3.0 million charge to supplement a reserve set at the end of Fiscal 1997 for the reorganization of the Company during Fiscal 1998 and additional charges of $0.7 million for legal costs to supplement a reserve created as a result of the Company's Chapter 11 filing in calendar year 1995.

     Interest expense was $63.7 million in Fiscal 1999 compared to $113.8 million in Fiscal 1998. The decrease is principally due to the Company's reduced debt burden, favorable interest terms and the overall credit environment. Interest expense was $113.8 million in Fiscal 1998 compared to $105.8 million in the prior year. This expense includes the accrual for the March 2, 1998 interest payment on the Old Senior Notes that was not paid.

     The income tax provision was $0.6 million in Fiscal 1999 compared to $51.4 million in Fiscal 1998. The provision represents federal and state income taxes. The income tax provision for Fiscal 1998 was $51.4 million compared to a provision of $2.5 million in Fiscal 1997. The income tax provision for Fiscal 1998 represents the establishment of a valuation allowance for the Company's remaining deferred tax asset relating to temporary differences. The effective tax rate varies from the statutory rate due to differences between income for financial reporting and tax reporting purposes that result primarily from the amortization of excess reorganization value.

     Extraordinary items of $259.1 million consisted of a $260.8 million gain resulting from the discharge of debt in connection with the consummation of the 1998 Plan of Reorganization and a $1.7 million expense related to the write-off of deferred financing costs associated with a term loan that was refinanced by the DIP Facility. The Company recognized no extraordinary gains or losses during Fiscal 1998 or Fiscal 1997.

Liquidity and Capital Resources

     The Company's Credit Agreement is comprised of: (i) a $230 million term loan facility (the "Term Loan") and (ii) a $70 million revolving credit facility (the "Revolving Credit"). The Credit Agreement is secured by substantially all of the assets of Grand Union and its subsidiaries, and is guaranteed by its subsidiaries. The interest rate applicable to the Term Loan and Revolving Credit is equal to, at the Company's election, either (i) 2% above the highest of (A) Citibank's prime or base rate, (B) 0.50% over the Federal Funds Rate per annum, and (C) 1% above the certificate of deposit rate, or (ii) LIBOR plus 3%, in each case, subject to reduction, based on certain performance criteria. At April 3, 1999, borrowings under the Term Loan were at a weighted interest rate of 8.0%. The Term Loan and Revolving Credit will mature on August 17, 2003. The proceeds of the Credit Agreement have been used to refinance the obligations under the DIP Facility and supplemental term loan claims under the Old Credit Agreement, and the excess portion will be used for the working capital needs of Grand Union and its subsidiaries, including capital expenditures. Up to $50 million of Revolving Credit will be available for the issuance of letters of credit. As of April 3, 1999, an aggregate of $34 million of letters of credit were issued and outstanding.

     Significant expenditures and resources used to fund such items for the three fiscal years ended April 3, 1999 are reflected in the following table (in millions):

                                                    Fiscal     Fiscal    Fiscal
                                                     1999       1998      1997
                                                    ------     ------    -------
Resources used:
  Debt and capital lease repayments                 $314.4     $ 27.8    $ 18.5
  Capital expenditures                                24.4       39.7      55.1
  Financing fees                                       7.9        9.8      --
   Operating activities                               --         36.1      --
                                                    ------     ------    -------
                                                    $346.7     $113.4    $ 73.6
                                                    ======     ======    =======
Financed by:
  Net proceeds from sale of preferred stock         $ --       $ 40.0    $ 51.0
  Net proceeds from long-term debt                   230.0       78.0       9.0
  Proceeds from DIP Facility                         108.0       --        --
  Property disposals and sales                         7.2        5.9       8.0
  Operating activities                                14.1       --         0.4
                                                    ------     ------    -------
                                                    $359.3     $123.9    $ 68.4
                                                    ======     ======    =======

Year 2000 Compliance Disclosure

     In May 1998, the Company established a Year 2000 Task Force (the "Task Force") to address the issues that may occur as a result of the two-digit year change associated with the new millenium. The Task Force consists of a chairman, plus three staff members. The Task Force works in conjunction with the Information Technology Department ("IT"), the Company's Chief Information Officer, outside information technology and process consultants, outside counsel, and the Company's Executive Committee, which is comprised of all of the Company's executive officers. The Task Force believes it has identified all computer-based systems and applications, including embedded systems, used by the Company in its operations. The Task Force has categorized these systems and applications according to the end-user department within the Company, based upon how critical the function is to the Company's operations. The Task Force has implemented the modifications or replacements necessary to achieve compliance; conducted tests to verify that the modified systems are operational and compliant; and once completed, reinstated the compliant systems into the normal operations of the Company. The systems and applications with the greatest level of importance to the Company's operations were assessed and modified or replaced in priority order. Management estimates that virtually all internally developed systems and applications are currently Year 2000 ("Y2K") compatible. The Company believes that virtually all critical systems and applications are Y2K compliant as of June 30, 1999.

     The Task Force also examined the Company's relationships with certain key outside vendors and others with whom the Company has significant business relationships to determine, to the extent practical, the degree of such outside parties' Y2K compliance. The Task Force distributed Y2K compliance questionnaires to vendors and suppliers who do business with the Company and has analyzed the responses. Particular attention has been focused on C&S, which supplies the majority of inventory for resale to the Company's stores. The Task Force, senior management, members of IT and outside counsel have met with C&S to understand their Y2K compliance efforts and continue monitoring their progress. The Task Force has contracted testing procedures with vendors to determine Y2K compliance. Management is of the opinion that the Company's continued relationship with C&S is the only material vendor relationship that could significantly impact the Company's operations in the event of Y2K noncompliance and does not believe that any other particular third party's failure to be Y2K compliant would have a material adverse effect on the Company.

     The Task Force has established and implemented a Y2K contingency plan, which includes possible Y2K events and provides for viable alternatives to ensure that the Company's core business operations are able to continue in the event of a Y2K-related business interruption. This plan sets forth alternatives related to product procurement, system failures, utility outages and infrastructure. Additionally, secondary processes and procedures have been developed in the event that these issues arise.

     Through April 3, 1999, the Company has expended approximately $2.9 million to address Y2K compliance issues. The Company estimates that it will incur additional expenses of $1.0 - 3.9 million, for a total of approximately $3.9 -
6.8 million, to address and resolve Y2K compliance issues, which includes the estimated costs of all modifications, testing and consultants' fees.

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

Future Outlook

     As a result of the 1998 Reorganization, the Company has the ability to aggressively pursue opportunities. Prior to the 1998 Reorganization, the Company had insufficient resources to appropriately fund capital expenditures. The significant reduction in debt, and the attendant reduction in interest expense, effectuated by the 1998 Reorganization, together with the proceeds of the Credit Agreement, has provided the Company with substantially improved liquidity. This substantial reduction of debt and the availability of new funds has enabled the Company to develop and begin to execute a capital expenditure program that will enhance the operations, profitability and competitiveness of the Company. The marketing strategies that the management team began to institute in the second half of Fiscal 1998 will continue. The Company has determined that to maximize profitability, it should (i) expand its existing store base, including the development of new stores and the remodeling of existing units; (ii) implement a program for maximizing advertising and promotion allowance revenues from the Company's suppliers; and (iii) perform ongoing evaluation and, when appropriate, close or modify store locations that are not adequately contributing. The Company remains committed to building its sales base in existing stores. The objective of reducing operating costs in both the stores and administration will continue in conjunction with the focus on improving store conditions and customer service.

     Total capital expenditure commitments are projected to be in excess of $100 million in Fiscal 2000. Included are approximately 53 separate projects, consisting of ten new or replacement stores, eight store conversions, three expanded stores, fourteen major remodels and eighteen remodels to enhance existing locations. During Fiscal 2000, this program will be subject to continuing change and review as needed. The ten new stores in this program, including store replacements, will add approximately 410,000 square feet, or 7% to the Company's existing store base in Fiscal 2000. A number of projects scheduled to start in Fiscal 2000 will be completed in Fiscal 2001. The
Fiscal 2000 capital development program is expected to be financed by internally generated funds and the Credit Agreement.

Special Note Concerning Forward-Looking Statements

     Except for historical information, statements by the Company under the caption "Future Outlook" and elsewhere in this report may be considered "forward-looking statements" within the meaning of federal securities law. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the competitive environment in which the Company operates, the ability of the Company to maintain and improve its gross sales and margins, the liquidity of the Company on a cash flow basis (including the Company's ability to comply with the financial covenants of its Credit Agreement and to fund the Company's capital expenditure program), the Company's ability to complete its capital expenditures on a timely basis, the success of operating initiatives, the viability of the Company's strategic plan, Y2K compliance issues, regional weather conditions, and the general economic conditions in the geographic areas in which the Company operates.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Quantitative and Qualitative Disclosures about Market Risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company due to adverse changes in financial rates. The Company is exposed to market risk in the area of interest rates. This exposure is directly related to its Term Loan and Revolving Credit borrowings under the Credit Agreement. The Company does not have any material exposure to market risk associated with the Term Loan and Revolving Credit borrowings.

Item 8.  Financial Statements and Supplementary Data

     The Financial Statements and Supplementary Data listed below are included in this report on the page indicated.

Index to Financial Statements:

Document                                                                   PAGE

REPORTS OF INDEPENDENT ACCOUNTANTS                                          F-1

Consolidated Statement of Operations for the 33 Weeks Ended April 3,
   1999 (Successor Company) and the 20 Weeks Ended August 15, 1998
   and the 52 Weeks Ended March 28, 1998 and March 29, 1997
   (Predecessor Company)                                                    F-3

Consolidated Balance Sheet at April 3, 1999 and March 28, 1998              F-4

Consolidated Statement of Cash Flows for the 33 Weeks Ended April 3,
   1999 (Successor Company) and the 20 Weeks Ended August 15, 1998
   and the 52 Weeks Ended March 28, 1998 and March 29, 1997
   (Predecessor Company)                                                    F-5

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

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

     None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information required by Part III, Item 10, will be included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on August 19, 1999, and is incorporated herein by reference.

Item 11.  Executive Compensation

     Information required by Part III, Item 11, will be included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on August 19, 1999, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required by Part III, Item 12, will be included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on August 19, 1999, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information required by Part III, Item 13, will be included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on August 19, 1999, and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Report On Form 8-K

The following documents are filed as a part of this report:

(a)  Financial statements

     All financial statements as set forth under Item 8.

(b)   Reports on Form 8-K

     1. Relating to the Adoption of a Stockholder Rights Plan - filed on April 29, 1999.

(c)  Exhibits

  Exhibit
  Number                          Description of Document
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

    2.4 Chapter 11 Plan of Reorganization filed with the United States Bankruptcy Court, District of New Jersey, on June 24, 1998, incorporated by reference to Exhibit 1 to Exhibit 2.1 to Grand Union's Current Report on Form 8-K filed May 28, 1998.

    3.1 Certificate of Incorporation of Grand Union, as restated through September 10, 1998, incorporated by reference to Exhibit 3.1 to Grand Union's Quarterly Report on Form 10-Q for the period ended October 10, 1998.

    3.2 Amended and Restated By-Laws of The Grand Union Company, as amended and effective August 17, 1998, incorporated by reference to Exhibit 3.1 to Grand Union's Quarterly Report on Form 10-Q for the period ended July 18, 1998.

    3.3 Rights Agreement dated as of April 29, 1999 between The Grand Union Company and American Stock Transfer & Trust Co., as Rights Agent, including the Form of Rights Certificate and Form of Certificate of Designations for Series A Junior Preferred Stock, incorporated by reference to Grand Union's Current Report on Form 8-K filed on April 29, 1999.

    4.1 Form of Common Stock Certificate of Grand Union, incorporated by reference to Exhibit 4.1 to Grand Union's Quarterly Report on Form 10-Q for the period ended October 10, 1998.

    4.2 Form of Warrant Agreement, dated August 17, 1998, between Grand Union and American Stock Transfer & Trust Company, as Warrant Agent, incorporated by reference to Exhibit A to Exhibit 1 to
              Exhibit 2.1 to Grand Union's Current Report on Form 8-K filed May 28, 1998.

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

  Exhibit
  Number                          Description of Document
  ------                          -----------------------

   10.3 Credit Agreement, dated as of August 17, 1998, by and among the Company, the several lenders from time to time party, thereto Warburg Dillon Read, LLC, as Co-Advisor and Co-Arranger, UBS AG, Stamford Branch, as Syndication Agent, Lehman Brothers Inc., as Co-Advisor and Co-Arranger, and Lehman Commercial Paper Inc., as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.1 to Grand Union's Current Report on Form 8-K filed August 17, 1998.

   10.4 Guarantee and Collateral Agreement dated as of August 17, 1998, by the Company and its subsidiaries for the benefit of Lehman Commercial Paper, Inc., as Collateral Agent, incorporated by reference to Exhibit 10.2 to Grand Union's Current Report on Form 8-K filed August 17, 1998.

   10.5 Waiver and First Amendment to the Credit Agreement dated as of November 6, 1998.

   10.6      Second Amendment to the Credit Agreement dated as of February 24,
             1999.

   10.7 Supply and Distribution Agreement between Grand Union and C&S Wholesalers, dated June 15, 1995, incorporated by reference to
             Exhibit 10.3 to Grand Union's Quarterly Report on Form 10-Q/A for the period ended January 6, 1996.

   10.8 First Amendment to the Supply and Distribution Agreement between Grand Union and C&S Wholesalers, dated June 15, 1995, incorporated by reference to Exhibit 10.4 to Grand Union's Quarterly Report on Form 10-Q/A for the period ended January 6, 1996.

   10.9 Supply and Distribution Agreement between Grand Union and C&S Wholesalers, dated January 2, 1996, incorporated by reference to
             Exhibit 10.5 to Grand Union's Quarterly Report on Form 10-Q/A for the period ended January 6, 1996.

   10.10 Agreement with C&S Wholesalers Inc. dated January 21, 1996, incorporated by reference to Exhibit 10.28 to Grand Union's Annual Report on Form 10-K/A for Fiscal 1997.

   10.11 Fourth Amendment and Restatement of The Grand Union Company Supplemental Retirement Program for Key Executives effective as of November 20, 1997, incorporated by reference to Exhibit 10.16 to Grand Union's Annual Report on Form 10-K for Fiscal 1998.

   10.12 The Grand Union Company Discretionary Severance Plan for Non-Union Associates effective April 14, 1998, incorporated by reference to
             Exhibit 10.17 to Grand Union's Annual Report on Form 10-K for Fiscal 1998.

   10.13 The Grand Union Company Severance Plan for Exempt Personnel effective April 14, 1998, incorporated by reference to Exhibit
             10.18 to Grand Union's Annual Report on Form 10-K for Fiscal 1998.

   10.14 The Grand Union Company 1995 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 6 to Grand Union's Disclosure Statement filed as Exhibit 2.1 to Grand Union's Form 8-K filed May 28, 1998.

   10.15 The Grand Union Company 1995 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.2 to Grand Union's Quarterly Report on Form 10-Q for the period ended January 6, 1996.

   10.16 First Amendment to the 1995 Non-Employee Directors' Stock Option Plan of Grand Union, incorporated by reference to Exhibit 10.6 to Grand Union's Quarterly Report on Form 10-Q for the period ended July 20, 1996.

  Exhibit
  Number                          Description of Document
  ------                          -----------------------

   10.17     Form of Indemnification Agreement between the Company and Jeffrey
             P. Freimark (dated March 3, 1997), Donald C. Vaillancourt (dated June 5, 1997), Glenn J. Smith (dated August 7, 1997), J. Wayne Harris (dated August 11, 1997), Gary M. Philbin (dated October 3,
             1997), Javier Ramirez, Vice President Tax and Assistant Secretary (dated October 30, 1997), Jack W. Partridge (dated January 5,
             1998), Manny Moslemi (dated August 6, 1998), Martin Bernstein (dated August 17, 1998), Thomas Cochill (dated August 17, 1998), Joseph Colonnetta (dated August 17, 1998), Jacob Doft (dated August 17, 1998), David Green (dated August 17, 1998), Joseph Lash (dated August 17, 1998), Anthony Petrillo (dated August 17, 1998), Scott Tepper (dated August 17, 1998) and Gary Duncan (dated January 11,
             1999) incorporated by reference to Exhibit 10.26 to Grand Union's Annual Report on Form 10-K for Fiscal 1998.

   10.18 Employment Agreement (effective August 17, 1998 and dated as of August 13, 1998) between Grand Union and J. Wayne Harris, incorporated by reference to Exhibit 10.2 to Grand Union's Quarterly Report on Form 10-Q for the period ended July 18, 1998.

   10.19 Employment Agreement (effective August 17, 1998 and dated as of August 13, 1998) between Grand Union and Jack W. Partridge, Jr., incorporated by reference to Exhibit 10.3 to Grand Union's Quarterly Report on Form 10-Q for the period ended July 18, 1998.

   10.20 Employment Agreement (effective August 17, 1998 and dated as of August 13, 1998) between Grand Union and Gary M. Philbin, incorporated by reference to Exhibit 10.4 to Grand Union's Quarterly Report on Form 10-Q for the period ended July 18, 1998.

   10.21 Employment Agreement (effective August 17, 1998 and dated as of August 13, 1998) between Grand Union and Jeffrey P. Freimark incorporated by reference to Exhibit 10.5 to Grand Union's Quarterly Report on Form 10-Q for the period ended July 18, 1998.

   21.1      Subsidiaries of Grand Union.

   27.1      Financial Data Schedule, for the 33 weeks ended April 3, 1999.

   27.2      Financial Data Schedule, for the 20 weeks ended August 15, 1998.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE GRAND UNION COMPANY
                                  (Registrant)

  Date: July 2, 1999                       /s/ Jeffrey P. Freimark
                            ----------------------------------------------------
                                               Jeffrey P. Freimark
                            Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                           Title                    Date

    /s/ J. Wayne Harris          Director, Chairman, and Chief     July 2, 1999
--------------------------       Executive Officer
        J. Wayne Harris
                                 (Principal Executive Officer)

/s/ Jack W. Partridge, Jr.       Director, Vice Chairman and       July 2, 1999
--------------------------       Chief Administrative Officer
    Jack W. Partridge, Jr.

    /s/ Gary M. Philbin          Director, President and Chief     July 2, 1999
--------------------------       Merchandising Officer
        Gary M. Philbin

  /s/ Jeffrey P. Freimark        Executive Vice President and      July 2, 1999
--------------------------       Chief Financial Officer
      Jeffrey P. Freimark        (Principal Financial and
                                 Accounting Officer)

   /s/ Martin Bernstein          Director                          July 2, 1999
--------------------------
       Martin Bernstein

   /s/ Thomas R. Cochill         Director                          July 2, 1999
--------------------------
       Thomas R. Cochill

   /s/ Joseph Colonnetta         Director                          July 2, 1999
--------------------------
       Joseph Colonnetta

     /s/ Jacob W. Doft           Director                          July 2, 1999
--------------------------
         Jacob W. Doft

    /s/ David M. Green           Director                          July 2, 1999
--------------------------
        David M. Green

    /s/ Joseph V. Lash           Director                          July 2, 1999
--------------------------
        Joseph V. Lash

   /s/ Anthony Petrillo          Director                          July 2, 1999
--------------------------
       Anthony Petrillo

     /s/ Scott Tepper            Director                          July 2, 1999
--------------------------
         Scott Tepper

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                (Post-Emergence)

To the Stockholders and the Board of Directors of The Grand Union Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and cash flows present fairly, in all material respects, the financial position of The Grand Union Company and its subsidiaries (the "Company") at April 3, 1999, and the results of their operations and their cash flows for the 33 weeks ended April 3, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 3 to the consolidated financial statements, on June 24, 1998, the Company filed a voluntary petition for relief, under Chapter 11 of Title 11 of the United States Code ("Chapter 11"), with the United States Bankruptcy Court for the District of New Jersey. The Company's 1998 Plan of Reorganization, as amended, became effective on August 17, 1998 and the Company emerged from Chapter 11. In connection with its emergence from Chapter 11, the Company adopted Fresh-Start Reporting as of August 15, 1998.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 17, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                 (Pre-Emergence)

To the Stockholders and the Board of Directors of The Grand Union Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and cash flows present fairly, in all material respects, the financial position of The Grand Union Company and its subsidiaries (the "Company") at March 28, 1998, and the results of their operations and their cash flows for the 20 weeks ended August 15, 1998 and 52 weeks ended March 28, 1998 and March 29, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 3 to the consolidated financial statements, on June 24, 1998, the Company filed a voluntary petition for relief, under Chapter 11 of Title 11 of the United States Code ("Chapter 11"), with the United States Bankruptcy Court for the District of New Jersey. The Company's 1998 Plan of Reorganization, as amended, became effective on August 17, 1998 and the Company emerged from Chapter 11. In connection with its emergence from Chapter 11, the Company adopted Fresh-Start Reporting as of August 15, 1998.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 17, 1999

                                             THE GRAND UNION COMPANY
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                   (dollars in thousands, except per share data)

                                                      Successor
                                                       Company                  Predecessor Company
                                                    ------------    --------------------------------------------
                                                       33 Weeks       20 Weeks        52 Weeks        52 Weeks
                                                        Ended           Ended          Ended           Ended
                                                       April 3,       August 15,      March 28,       March 29,
                                                         1999            1998           1998            1997
                                                    ------------    ------------    ------------    ------------
Sales                                               $  1,417,293    $    868,962    $  2,266,770    $  2,312,673

Cost of sales                                            995,724         610,930       1,627,233       1,606,926
                                                    ------------    ------------    ------------    ------------

Gross profit                                             421,569         258,032         639,537         705,747

Operating and administrative expenses                    349,758         217,683         574,770         586,189

Depreciation and amortization                             39,445          26,081          92,922          82,159

Amortization of excess reorganization value               81,146          40,128         104,332         102,607

Unusual items                                                988           4,789           6,333           9,800

Interest expense, net                                     27,148          36,509         113,770         105,823
                                                    ------------    ------------    ------------    ------------

(Loss) before income taxes and extraordinary item        (76,916)        (67,158)       (252,590)       (180,831)

Income tax provision                                         567            --            51,393           2,523
                                                    ------------    ------------    ------------    ------------

Net (loss) before extraordinary item                     (77,483)        (67,158)       (303,983)       (183,354)

Extraordinary item                                          --           259,045            --              --
                                                    ------------    ------------    ------------    ------------

Net income (loss)                                        (77,483)        191,887        (303,983)       (183,354)

Accrued dividends on preferred stock                        --             2,305           8,431           2,000
                                                    ------------    ------------    ------------    ------------

Net income (loss) applicable to common stock        $    (77,483)   $    189,582    $   (312,414)   $   (185,354)
                                                    ============    ============    ============    ============

Basic and diluted net (loss) per common share       $      (2.58)
                                                    ============

Weighted average number of shares outstanding         30,000,000
                                                    ============


          See accompanying notes to consolidated financial statements.

                             THE GRAND UNION COMPANY
                           CONSOLIDATED BALANCE SHEET
    (dollars in thousands, except par value and liquidation preference data)

                                                                                   Successor     Predecessor
                                                                                    Company        Company
                                                                                  -----------    -----------
                                                                                   April 3,       March 28,
                                                                                     1999           1998
                                                                                  -----------    -----------
ASSETS
Current assets:
 Cash and temporary investments                                                   $    57,414    $    44,745
 Receivables                                                                           34,645         21,378
 Inventories                                                                          152,217        128,370
 Other current assets                                                                   7,644         14,787
                                                                                  -----------    -----------
   Total current assets                                                               251,920        209,280
Property, net                                                                         327,881        389,637
Excess reorganization value, net                                                      314,420        230,734
Beneficial leases, net                                                                 66,547         51,935
Deferred tax asset                                                                    114,429           --
Other assets                                                                           14,053         23,049
                                                                                  ===========    ===========
       Total assets                                                               $ 1,089,250    $   904,635
                                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current maturities of long-term debt                                             $      --      $   798,551
 Current portion of obligations under capital leases                                    6,303          7,562
 Accounts payable and accrued liabilities                                             171,999        189,439
                                                                                  -----------    -----------
   Total current liabilities                                                          178,302        995,552
Long-term debt                                                                        230,000           --
Obligations under capital leases                                                      154,837        153,425
Adverse leases, net                                                                    74,322         12,404
Other noncurrent liabilities                                                          144,172         96,458
                                                                                  -----------    -----------
    Total liabilities                                                                 781,633      1,257,839
                                                                                  -----------    -----------

Commitments and contingencies

Redeemable Class A Preferred Stock (Predecessor Company), $1.00 par value,
 3,500,000 shares authorized, 1,300,566 shares issued and outstanding,
 liquidation preference $70,685,000 at March 28, 1998                                                 70,685
                                                                                  -----------    -----------

Redeemable Class B Preferred Stock (Predecessor Company), $1.00 par value,
 1,400,000 shares authorized, 800,000 shares issued and outstanding,
 liquidation preference $42,746,000 at March 28, 1998                                                 42,746
                                                                                  -----------    -----------

Stockholders' equity (deficit):
 Common stock (Predecessor Company), $.01 par value; 60,000,000 shares
  authorized, 10,202,018 shares issued and outstanding at March 28, 1998                                 102
 Common stock (Successor Company), $.01 par value; 60,000,000 shares
  authorized, 30,000,000 shares issued and outstanding at April 3, 1999                   300
 Preferred stock (Predecessor Company), $1.00 par value; 10,000,000 shares authorized, less amount authorized as Class A and Class B preferred stock, no
  shares issued and outstanding                                                                         --
 Preferred stock (Successor Company), $1.00 par value; 10,000,000 shares
  authorized, no shares issued and outstanding                                           --
 Capital in excess of par value                                                       384,800        132,006
 Accumulated deficit                                                                  (77,483)      (597,193)
 Accumulated other comprehensive (loss)                                                  --           (1,550)
                                                                                  -----------    -----------
    Total stockholders' equity (deficit)                                              307,617       (466,635)
                                                                                  -----------    -----------
      Total liabilities and stockholders' equity (deficit)                        $ 1,089,250      $ 904,635
                                                                                  ===========    ===========

          See accompanying notes to consolidated financial statements.

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)

                                                                Successor
                                                                 Company             Predecessor Company
                                                                ----------   -----------------------------------
                                                                 33 Weeks    20 Weeks     52 Weeks      52 Weeks
                                                                  Ended        Ended        Ended         Ended
                                                                 April 3,    August 15,   March 28,     March 29,
                                                                   1999        1998         1998          1997
                                                                ---------    ---------    ---------    ---------
OPERATING ACTIVITIES:
  Net income (loss)                                             $ (77,483)   $ 191,887    $(303,983)   $(183,354)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities before
   reorganization items paid:
     Unusual items                                                    988        4,789         --           --
     Extraordinary item                                              --       (259,045)        --           --
     Depreciation and amortization                                120,591       66,209      197,254      184,766
     Deferred taxes                                                   567         --         51,393        2,523
     Noncash interest                                                 972          626          907         (188)
     Gain on sale of property                                      (1,889)        --           --           --
  Net changes in assets and liabilities:
    Receivables                                                   (12,077)      (1,506)       7,588        2,973
    Inventories                                                   (23,858)      (5,586)       3,039        2,097
    Other current assets                                           (2,023)         (99)        (461)        (617)
    Other assets                                                      (86)          29       (1,878)         166
    Accounts payable and accrued liabilities                         (751)      22,347       15,582       (2,783)
    Other noncurrent liabilities                                      132         (517)      (1,882)         267
                                                                ---------    ---------    ---------    ---------
  Net cash provided by (used for) operating activities before
   reorganization items paid                                        5,083       19,134      (32,441)       5,850
     Reorganization items paid                                       (988)      (9,102)      (3,681)      (5,484)
                                                                ---------    ---------    ---------    ---------
  Net cash provided by (used for) operating activities              4,095       10,032      (36,122)         366
                                                                ---------    ---------    ---------    ---------
INVESTMENT ACTIVITIES:
   Capital expenditures                                           (20,943)      (3,413)     (39,727)     (55,147)
   Proceeds from sale of property                                   4,639         --           --           --
   Disposals of property                                            2,519           49        5,897        8,011
                                                                ---------    ---------    ---------    ---------
  Net cash (used for) investment activities                       (13,785)      (3,364)     (33,830)     (47,136)
                                                                ---------    ---------    ---------    ---------
FINANCING ACTIVITIES:
   Net proceeds from sale of preferred stock                         --           --         40,000       51,000
   Net proceeds from sale of common stock                            --           --            258         --
   Proceeds from debt                                                --        230,000       77,978        9,000
   Proceeds from DIP facility                                        --        108,000         --           --
   Repayment of DIP facility                                         --       (108,000)        --           --
   Financing fees                                                    --         (7,895)      (9,842)        --
   Repayment of old bank debt                                        --       (182,122)        --           --
   Obligations under capital leases discharged                     (4,198)      (3,094)      (8,770)     (10,543)
   Net repayment of long-term debt                                   --        (17,000)     (19,046)      (7,993)
                                                                ---------    ---------    ---------    ---------
  Net cash provided by (used for) financing activities             (4,198)      19,889       80,578       41,464
                                                                ---------    ---------    ---------    ---------
Net increase (decrease) in cash and temporary investments         (13,888)      26,557       10,626       (5,306)
Cash and temporary investments at beginning of period              71,302       44,745       34,119       39,425
                                                                ---------    ---------    ---------    ---------
Cash and temporary investments at end of period                 $  57,414    $  71,302    $  44,745    $  34,119
                                                                =========    =========    =========    =========

Supplemental disclosure of cash flow information:
  Interest payments                                             $  24,738    $  21,358    $  77,658    $ 105,045
  Capital lease obligations incurred                                7,550         --         21,654       23,452
  Accrued dividends                                                  --          2,305        8,431        2,000
  Decrease in common stock par value                                 --           --           --          9,900

          See accompanying notes to consolidated financial statements.

                             THE GRAND UNION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - 1998 Reorganization

     On August 17, 1998 (the "Effective Date"), The Grand Union Company ("Grand Union" or the "Company") consummated its plan of reorganization under Chapter 11 of the Bankruptcy Code (the "1998 Reorganization") pursuant to the August 5, 1998 Confirmation Order of the United States Bankruptcy Court for the District of New Jersey. Consummation of the 1998 Reorganization has resulted in a capital restructuring of the Company, whereby approximately $600 million in Old Senior Notes at an annual interest rate of 12% has been eliminated from the Company's balance sheet.

     Consummation of the 1998 Reorganization has resulted in (i) the issuance of 30,000,000 shares of New Common Stock to the holders of the Company's Old Senior Notes; (ii) the issuance of New Series 1, Series 2 and Series 3 Warrants to the holders of the Company's Old Preferred Stock; (iii) the issuance of New Series 1 Warrants to holders of the Company's Old Common Stock; and (iv) cancellation of the Company's Old Senior Notes, Old Preferred Stock, Old Common Stock, Old Series 1 and Series 2 Warrants and Old Stock Options. As of October 1, 1998, the Company's New Common Stock began trading on the Nasdaq National Market under the ticker symbol GUCO.

     On the Effective Date, in connection with the consummation of the 1998 Reorganization, the Company entered into a $300 million credit agreement (the "Credit Agreement") with UBS AG, Stamford Branch and Lehman Commercial Paper Inc. ("LCPI") as agents for a syndicate of lenders, which is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by the Company's subsidiaries. Some of the proceeds of the Credit Agreement were used to pay off the Company's obligation under its debtor-in-possession credit agreement (the "DIP Facility"), which had provided the Company operating liquidity during the Chapter 11 case.

     Consummation of the 1998 Reorganization has resulted in the election of a new Board of Directors for the Company (the "Board"). Effective August 17, 1998, the Board is comprised of eleven members. The three management Directors are: J. Wayne Harris, Chairman and Chief Executive Officer; Jack W. Partridge Jr., Vice Chairman and Chief Administrative Officer, and Gary M. Philbin, President and Chief Merchandising Officer. The eight additional members of the Board are: Martin Bernstein, Thomas R. Cochill, Joseph Colonnetta, Jacob W. Doft, David M. Green, Joseph V. Lash, Anthony Petrillo and Scott Tepper.

NOTE 2 - Basis of Presentation and Summary of Significant Accounting Policies

    The Company is a regional food retailer, currently operating stores in six northeastern states. The Company has been publicly owned since June 15, 1995.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

     The Company's fiscal year ends on the Saturday nearest the last day of March. The year ended April 3, 1999 ("Fiscal 1999") was comprised of 53 weeks. The years ended March 28, 1998 ("Fiscal 1998") and March 29, 1997 ("Fiscal 1997") were each comprised of 52 weeks. Fiscal 1999 includes the 20 weeks prior to the Effective Date which have been designated "Predecessor Company" and the 33 weeks subsequent to the Effective Date which have been designated "Successor Company."

Temporary Cash Investments

     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

     Grocery and general merchandise inventories are all valued at the lower of last-in, first-out ("LIFO") cost or market. At April 3, 1999 and March 28, 1998 approximately $137,217,000 and $112,411,000, respectively, of grocery and general merchandise inventories were valued using the LIFO method. Replacement cost exceeded LIFO cost of these inventories by approximately $626,000 and $3,783,000 at April 3, 1999 and March 28, 1998, respectively. Perishable inventories are valued at the lower of average cost or market, which adequately provides for the matching of costs and related revenues due to the rapid turnover of such inventories. As of the Effective Date, the Company eliminated its LIFO reserve in conjunction with the implementation of Fresh-Start Reporting.

Property and Depreciation

     Land, buildings, fixtures and equipment and leasehold improvements are recorded at cost and include interest on the funds borrowed to finance construction. Depreciation and amortization of buildings, fixtures and equipment and leasehold improvements are computed using the straight-line method over estimated useful lives ranging from three to forty years. Properties held under capital leases are capitalized net of gains on sale-leaseback transactions and are amortized using the straight-line method over the life of the asset or the life of the lease, as appropriate. As of the Effective Date, the Company revalued its property and changed the depreciable lives of certain assets in conjunction with the implementation of Fresh-Start Reporting.

Excess Reorganization Value

     Excess Reorganization Value, established in connection with Fresh-Start Reporting, is being amortized on a straight-line basis over three years. In accordance with Fresh-Start Reporting, the Predecessor Company's remaining Excess Reorganization Value was eliminated as of the Effective Date. Accumulated amortization was $81,146,000 and $290,925,000 at April 3, 1999 and March 28, 1998, respectively.

Beneficial Leases

     Amortization of beneficial leases is computed using the straight-line basis over the lease life. As of the Effective Date, the Company revalued its beneficial lease assets in conjunction with the implementation of Fresh-Start Reporting. At April 3, 1999 and March 28, 1998, accumulated amortization was $11,050,000 and $43,218,000.

Amortization of Debt Premium

     The Company amortizes premiums in connection with the issuance of long-term debt over the life of the respective issue.

Deferred Financing Fees

     Financing fees are deferred and amortized over the term of the related loan. At April 3, 1999 and March 28, 1998, accumulated amortization was $972,000 and $2,342,000, respectively.

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

Retirement Plans

     The Company maintains a noncontributory, trusteed pension plan covering eligible employees and a supplemental nonqualified, nontrusteed plan for certain executives. The Company's policy is to fund pension amounts, which satisfy the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company also maintains a savings plan for all non-union employees in which those eligible may contribute up to a total of 14% of their salary; the allowable percentage of pre-and post-tax contributions vary depending upon the earnings of a particular employee. The Company provides a match of 25% on the dollar up to the first 4% of employee contributions.

Postretirement Benefits Other than Pensions

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

Self Insurance

     The Company self-insures certain workers' compensation, automobile liability, general liability and non-union employee medical costs to varying deductible limits, and with the exception of medical costs, carries third party insurance in excess of such limits. Reserves are provided for the estimated settlement value up to the deductible limit of all claims incurred during each policy year. As of the Effective Date, the Company revalued its self insurance liabilities in conjunction with the implementation of Fresh-Start Reporting. At April 3, 1999 and March 28, 1998, the total self insurance reserve was $52,412,000 and $42,794,000, respectively, which consists of $44,005,000 and
$30,567,000 in other noncurrent liabilities included in the accompanying consolidated balance sheet.

Adverse Leases

     Amortization of adverse leases is computed using the straight-line basis over the lease life. As of the Effective Date, the Company revalued its adverse lease liabilities in conjunction with the implementation of Fresh-Start Reporting. At April 3, 1999 and March 28, 1998, accumulated amortization was $3,188,000 and $3,059,000, respectively.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense for the 33 weeks ended April 3, 1999, the 20 weeks ended August 15, 1998, Fiscal 1998, and Fiscal 1997 were $15,647,000, $10,834,000, $33,216,000, and $37,481,000, respectively.

Store Closure Expense

     Estimated net costs of holding and disposing of closed stores are provided as of the later of the date the decision is made to close the store or the date such costs are reasonably estimable.

Pre-opening Costs

     Store pre-opening costs are charged to expense at the date the store opens.

Fair Value of Financial Instruments

     The carrying amounts for the Company's cash, temporary cash investments, receivables, accounts payable, accrued liabilities and debt approximate fair value.

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

Net Loss Per Share

     Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), which is effective for interim and year end periods ending after December 15, 1997. This statement requires that entities present, on the face of the income statement for all periods presented, basic and diluted per share amounts. Basic earnings per share is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the impact of any dilutive stock options or warrants outstanding (potential common shares). For the 33 weeks ended April 3, 1999, potentially dilutive shares totaling 8,021,120 have been excluded from the computation of the Company's diluted earnings per share because the effect would have been anti-dilutive. Net loss per share data is not meaningful for periods prior to August 15, 1998 due to the 1998 Reorganization. The Company adopted SFAS No. 128 in the third quarter of Fiscal 1998.

Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the Fiscal 1999 presentation.

NOTE 3 - Fresh-Start Reporting

     Upon emergence from its Chapter 11 proceedings in connection with the 1998 Reorganization, the Company adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under The Bankruptcy Code" ("Fresh-Start Reporting"). In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The period presented prior to the Effective Date has been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company". For financial reporting purposes, the Company accounted for the consummation of the Plan of Reorganization effective August 15, 1998. In accordance with Fresh-Start Reporting, the Company valued its assets and liabilities at fair values and eliminated its accumulated deficit at the Effective Date.

     As of the Effective Date the reorganization value of the Company's common equity of approximately $385,100,000 was determined by the Company with the assistance of financial advisors in reliance upon various valuation methods, including discounted projected cash flows analyses, price/earnings ratios, and other applicable ratios and economic industry information relevant to the operations of the Company, and through negotiations with the various parties in interest. The total reorganization value as of the Effective Date was approximately $730,000,000, which was $395,566,000 in excess of the aggregate fair value of the Company's tangible and identified intangible assets. Such excess is classified as "Excess reorganization value, net" in the accompanying consolidated balance sheet and is being amortized on a straight-line basis over a three-year period.

     As a result of the consummation of the Plan of Reorganization, the Company recognized an extraordinary gain on debt discharge as follows (in thousands):

   Elimination of Old Debt, deferred financing
     fees and accrued interest                             $    645,884
   Issuance of New Common Stock                                (385,100)
                                                           ------------
      Extraordinary gain on debt discharge                 $    260,784
                                                           ============

NOTE 4 - Unusual Items

     Unusual items included in the consolidated statement of operations consist of the following (in thousands):

                                  Successor
                                   Company          Predecessor Company
                                  --------   -----------------------------------
                                  33 Weeks   20 Weeks     52 Weeks      52 Weeks
                                   Ended       Ended        Ended        Ended
                                  April 3,    August 15 ,  March 28,   March 29,
                                   1999         1998         1998        1997
                                  ------       ------       ------      ------
1998 Reorganization items         $  988       $4,789       $2,668      $ --
Charges relating to severance       --           --          3,000       7,800
Inventory valuation reserve         --           --           --         2,000
1995 Restructuring items            --           --            665        --
                                  ------       ------       ------      ------
   Total unusual items            $  988       $4,789       $6,333      $9,800
                                  ======       ======       ======      ======

     During the 33 weeks ended April 3, 1999 and the 20 weeks ended August 15, 1998, the Company recorded $988,000 and $8,602,000, respectively, in connection with legal, advisory and bank fees associated with the Plan of Reorganization and $3,813,000 as a net gain during the 20 weeks ended August 15, 1998 resulting from the elimination of debt premiums.

     The Company recorded $2,668,000 of unusual charges during the fourth quarter of Fiscal 1998 in connection with professional fees associated with the planned prepackaged restructuring. Additionally, the Company recorded $3,665,000 of unusual charges during the third quarter of Fiscal 1998. This charge included a $3,000,000 supplement for a reserve set at fiscal year end 1997 for the reorganization of the Company during Fiscal 1998 and additional charges of $665,000 for legal costs to supplement a reserve created as a result of the Company's Chapter 11 filing in calendar year 1995.

     During the fourth quarter of Fiscal 1997, the Company recorded $9,800,000 of unusual charges including $7,800,000 of severance and $2,000,000 of an inventory valuation reserve.

NOTE 5 - Property

     Property, at cost, consists of the following (in thousands):

                                                        Successor    Predecessor
                                                         Company       Company
                                                        --------       --------
                                                         April 3,      March 28,
                                                           1999          1998
                                                        --------       --------
Property owned:
  Land                                                  $ 16,841       $ 18,055
  Buildings                                               66,782         80,676
  Fixtures and equipment                                 394,667        385,701
  Leasehold improvements                                 166,444        208,040
                                                        --------       --------
                                                         644,734        692,472
Less: accumulated depreciation and amortization          432,818        415,112
                                                        --------       --------
Property owned, net                                      211,916        277,360
                                                        --------       --------

Property held under capital leases:
  Land and buildings                                     163,968        157,720
  Equipment                                               11,858         19,492
                                                        --------       --------
                                                         175,826        177,212
Less: accumulated amortization                            59,861         64,935
                                                        --------       --------
Property held under capital leases, net                  115,965        112,277
                                                        --------       --------
Property                                                $327,881       $389,637
                                                        ========       ========

     Depreciation and amortization of owned and leased property for the 33 weeks ended April 3, 1999, 20 weeks ended August 15, 1998, Fiscal 1998, and Fiscal 1997 were $32,685,000, $17,612,000, $78,554,000, and $64,256,000, respectively.

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairments of long-lived assets, certain identifiable intangibles, and associated goodwill when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. In accordance with this statement, the Company performed an evaluation of its assets for impairment considering the present value of estimated net future operating cash flows. This review resulted in the Company recording an impairment loss of $7,752,000 and $25,020,000 for April 3, 1999 and March 28, 1998, respectively, which was recorded through depreciation in order to write down certain impaired store assets.

NOTE 6 - Receivables and Accounts Payable and Accrued Liabilities

     Receivables at April 3, 1999 and March 28, 1998 are net of allowances for doubtful accounts of $4,987,000 and $5,542,000, respectively.

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                         Successor   Predecessor
                                                          Company     Company
                                                          --------    --------
                                                          April 3,    March 28,
                                                            1999        1998
                                                          --------    --------
Accounts payable                                          $ 77,542    $ 73,135
Accrued liabilities:
 Payroll                                                    27,246      22,513
 Interest                                                    4,060      44,832
 Insurance                                                  14,014      15,076
 Other                                                      49,137      33,883
                                                          --------    --------
   Total accounts payable and accrued liabilities         $171,999    $189,439
                                                          ========    ========

NOTE 7 - Income Taxes

     The components of the deferred income tax provision are as follows (in thousands):

                               Successor
                                Company            Predecessor Company
                                -------     ----------------------------------
                                33 Weeks    20 Weeks     52 Weeks     52 Weeks
                                  Ended       Ended        Ended        Ended
                                April 3,    August 15,    March 28,    March 29,
                                  1999        1998          1998         1997
                                -------      -------      -------      -------
Federal                         $   440      $  --        $43,872      $ 2,154
State                               127         --          7,521          369
                                -------      -------      -------      -------
Income tax provision            $   567      $  --        $51,393      $ 2,523
                                =======      =======      =======      =======

     The reconciliation of the income tax (benefit) computed at the federal statutory rate to the reported income tax provision is as follows (in thousands):

                                                        Successor
                                                         Company                    Predecessor Company
                                                        ---------      ---------------------------------------
                                                        33 Weeks       20 Weeks       52 Weeks       52 Weeks
                                                          Ended          Ended          Ended          Ended
                                                         April 3,      August 15,      March 28,      March 29,
                                                           1999          1998           1998           1997
                                                        ---------      ---------      ---------      ---------
(Benefit) computed at federal statutory tax rate        $ (26,920)     $ (24,114)     $ (88,407)     $ (63,291)
(Increase) decrease in the benefit resulting from:
  Amortization of excess reorganization value              28,401         14,045         36,257         35,429
  State and local taxes, net of federal tax benefit            83         (1,434)        (9,039)        (5,242)
  Deferred tax asset valuation allowance                     --            9,800        114,587         29,841
  Write-down of unrealizable deferred tax asset              --             --             --            8,500
  Other                                                      (997)         1,703         (2,005)        (2,714)
                                                        ---------      ---------      ---------      ---------
Income tax provision                                    $     567      $    --        $  51,393      $   2,523
                                                        =========      =========      =========      =========

     The components of the net deferred tax asset are as follows (in thousands):

                                                      Successor    Predecessor
                                                       Company       Company
                                                      ---------     ---------
                                                       April 3,     March 28,
                                                         1999         1998
                                                      ---------     ---------
Deferred tax assets:
  Non-cash interest                                   $    --       $   1,922
  Insurance reserve                                      24,414        18,922
  Pension                                                19,180         6,784
  Postretirement benefit liability                       18,063        14,887
  Depreciable assets                                     33,375         8,459
  Other miscellaneous reserves                           27,289        21,088
  Net operating loss carryforward                          --          77,052
                                                      ---------     ---------
Total deferred tax assets                               122,321       149,114
                                                      ---------     ---------

Deferred tax liabilities:
  LIFO Reserve                                            7,892         4,686
                                                      ---------     ---------
Total deferred tax liabilities                            7,892         4,686
                                                      ---------     ---------

Net deferred tax asset before valuation allowance       114,429       144,428
Valuation allowance                                        --        (144,428)
                                                      =========     =========
Net deferred tax asset                                $ 114,429     $    --
                                                      =========     =========

     The Company recorded a provision for income tax of $567,000 for the 33 weeks ended April 3, 1999, representing federal and state income taxes. The Company recorded no income tax benefit relating to net operating losses generated during both Fiscal 1998 and the 20 weeks ended August 15, 1998, as they were offset by a valuation allowance.

     During the fourth quarter of Fiscal 1997, the Company determined that the likelihood of realizing its entire deferred tax asset had diminished as a result of the application of Internal Revenue Code Section 382 as well as other long-term financial prospects. Section 382, which was triggered by the sale of Class A Preferred Stock of the Predecessor Company, limits the amount of future annual net operating loss carryforwards which may be utilized subsequent to a change in control. Consequently, during the fourth quarter of Fiscal 1997, the Company wrote off $8,500,000 of its deferred tax asset that related to net operating loss carryforwards expected to expire due to Section 382 limitations and established a valuation allowance to fully reserve for the portion of its deferred tax asset related to its remaining net operating loss carryforwards. During the fourth quarter of Fiscal 1998, the Company established a valuation allowance for its remaining deferred tax asset relating to temporary differences.

     All credit and operating loss carryforwards of the Company have been offset by the discharge of indebtedness income recorded in connection with the Plan of Reorganization. In addition, the tax basis of the Company's assets will be reduced by $33.4 million, representing the Company's discharge of indebtedness income in excess of its operating loss and credit carryforwards as of April 3, 1999. As a result of the Company's adoption of Fresh-Start Reporting on the Effective Date, a net deferred tax asset of $114 million was recorded relating to temporary differences that more likely than not will result in future tax benefits.

NOTE 8 - DEBT

     The components of the Company's debt are as follows (in thousands):

                                                               Successor      Predecessor
                                                                Company         Company
                                                                --------       --------
                                                                April 3,       March 28,
                                                                  1999           1998
                                                                --------       --------
Bank Credit Agreements:
  Term Loans                                                    $230,000       $182,122
  Revolving Credit Facility                                         --           17,000
  12% Senior Notes due September 1, 2004 (includes $4,008
   of unamortized debt premium at March 28, 1998)                   --          599,429
                                                                --------       --------
                                                                 230,000        798,551
Less: current maturities of long-term debt                          --          798,551
                                                                ========       ========
Long-term debt                                                  $230,000       $   --
                                                                ========       ========

     In connection with the Chapter 11 filing in the 1998 Reorganization, the Company entered into the DIP Facility, a $172,022,020 revolving credit agreement with Swiss Bank Corporation ("SBC") and LCPI, as agents for a syndicate of lenders. The DIP Facility included a $50 million letter of credit sub-facility. The DIP facility matured on August 17, 1998, the consummation date of the Plan of Reorganization.

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

     On August 17, 1998, as a result of the consummation of the Plan of Reorganization, the Company entered into the Credit Agreement. The Credit Agreement is comprised of: (i) a $230 million term loan facility (the "Term Loan") and (ii) a $70 million revolving credit facility (the "Revolving Credit"). The Credit Agreement is secured by substantially all of the assets of Grand Union and its subsidiaries, and is guaranteed by its subsidiaries. The interest rate applicable to the Term Loan and Revolving Credit is equal to, at the Company's election, either (i) 2% above the highest of (A) Citibank's prime or base rate, (B) 0.50% over the Federal Funds Rate per annum and (C) 1% above the certificate of deposit rate, or (ii) LIBOR plus 3%, in each case, subject to reduction, based on certain performance criteria. At April 3, 1999, borrowings under the Term Loan were at a weighted interest rate of 8.00%. The Term Loan and Revolving Credit will mature on August 17, 2003. The proceeds of the Credit Agreement have been used to refinance the obligations under the DIP Facility and supplemental term loan claims under the Old Credit Agreement, and the excess portion will be used for the working capital needs of Grand Union and its subsidiaries, including capital expenditures. Up to $50 million of Revolving Credit will be available for the issuance of letters of credit. As of April 3, 1999, an aggregate of $34 million of letters of credit were issued and outstanding. Such letters of credit have been issued primarily in connection with the Company's self insurance for workers compensation, auto and general liability.

NOTE 9 - PROPERTY LEASES

     The Company principally operates in leased stores and offices, in most cases holding renewal options with varying terms. Many of the leases contain clauses, which provide for additional rentals based upon increases in real estate taxes, lessors' operating expenses and lessee's sales levels.

     Future minimum payments under capital and non-cancelable operating leases, net of minimum sublease income, as of April 3, 1999 are as follows (in thousands):

                                                                              Capital       Operating
                                                                             ---------      ---------
Fiscal
2000                                                                         $  26,460      $  35,725
2001                                                                            24,447         27,670
2002                                                                            23,325         23,030
2003                                                                            24,591         21,355
2004                                                                            25,987         18,513
Later years                                                                    285,815        127,093
                                                                             ---------      ---------
Total minimum lease payments                                                   410,625        253,386
Less: estimated executory costs included in total minimum lease payments          (107)          --
Less: sublease rental income                                                    (2,278)       (21,549)
                                                                             ---------      ---------
Net minimum lease payments                                                     408,240      $ 231,837
                                                                                            =========
Less: portion representing interest                                           (249,378)

                                                                             ---------
Present value of net minimum lease payments                                    158,862
Less: current portion of obligations under capital leases                       (6,303)

                                                                             ---------
Non-current portion of obligations under capital leases
   (net of sublease rental income)                                           $ 152,559
                                                                             =========

     Contingent rentals incurred on capital leases for the 33 weeks ended April 3, 1999, the 20 weeks ended August 15, 1998, Fiscal 1998, and Fiscal 1997 were $37,000, $24,000, $81,000, and $106,000, respectively.

     The rental expense for all operating leases was $30,397,000, $18,887,000, $48,262,000 and $45,847,000 during the 33 weeks ended April 3, 1999, the 20 weeks ended August 15, 1998, Fiscal 1998, and Fiscal 1997, respectively. Contingent rental expense included in total rental expense was $1,494,000, $981,000, $2,538,000, and $2,870,000 during the 33 weeks ended April 3, 1999, the 20 weeks ended August 15, 1998, Fiscal 1998, and Fiscal 1997, respectively.

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT) AND REDEEMABLE PREFERRED STOCK

     Changes in Stockholders' Equity (Deficit) and Redeemable Preferred Stock were as follows (in thousands):

                                                                                        Stockholders' Equity (Deficit)
                                        Redeemable   Redeemable    --------------------------------------------------------------
                                         Class A      Class B                              Capital in                    Total
                                        Preferred    Preferred      Common      Preferred   Excess of   Accumulated   Stockholders'
                                          Stock        Stock         Stock        Stock     Par Value    (Deficit)       Equity
                                        ---------     ---------    ---------    ----------  ---------    ---------     ---------
Predecessor Company
Balance at March 30, 1996               $    --       $    --      $  10,000    $     --    $ 144,000    $(109,856)    $  44,144
Preferred stock issuance charges             --            --           --            --      (12,000)        --         (12,000)
Decrease in Common Stock par value           --            --         (9,900)         --        9,900         --            --
Issuance of Class A Preferred Stock        63,000          --           --            --         --           --            --
Accrued preferred stock dividends           2,000          --           --            --       (2,000)        --          (2,000)
Net loss for the 52 weeks ended
 March 29, 1997                              --            --           --            --         --       (183,354)     (183,354)
                                        ---------     ---------    ---------    ----------  ---------    ---------     ---------
Balance at March 29, 1997                  65,000          --            100          --      139,900     (293,210)     (153,210)
Issuance of Common Stock                     --            --              2          --          256         --             258
Issuance of Class B Preferred Stock          --          40,000         --            --         --           --            --
Accrued Class A Preferred Stock
 dividends                                  5,685          --           --            --       (5,685)        --          (5,685)
Accrued Class B Preferred Stock
 dividends                                   --           2,746         --            --       (2,746)        --          (2,746)
Additional minimum pension                   --            --           --            --         --         (1,550)       (1,550)
liability
Other                                        --            --           --            --          281         --             281
Net loss for the 52 weeks ended
 March 28, 1998                              --            --           --            --         --       (303,983)     (303,983)
                                        ---------     ---------    ---------    ----------  ---------    ---------     ---------
Balance at March 28, 1998                  70,685        42,746          102          --      132,006     (598,743)     (466,635)
Net income for the 20 weeks ended
 August 15, 1998                             --            --           --            --         --        191,887       191,887
Extinguishment of Stockholders'
 Equity in connection with
 reorganization                           (70,685)      (42,746)        (102)         --     (132,006)     406,856       274,748
                                        ---------     ---------    ---------    ----------  ---------    ---------     ---------
Balance at August 15, 1998              $    --       $    --      $    --      $     --    $    --      $    --       $    --
                                        =========     =========    =========    ==========  =========    =========     =========
                                                                                          Stockholders' Equity
                                                                   ----------------------------------------------------------------
                                                                                           Capital in                    Total
                                                                    Common      Preferred   Excess of    Accumulated   Stockholders'
                                                                     Stock        Stock     Par Value     (Deficit)      Equity
                                                                   ---------    ----------  ---------     ---------     ---------
Successor Company
Balance at August 15, 1998                                         $    --      $     --    $    --       $    --       $    --
Issuance of Common Stock                                                 300          --      384,800          --         385,100
Net loss for the 33 weeks ended
 April 3, 1999                                                          --            --         --         (77,483)      (77,483)
                                                                   ---------    ----------  ---------     ---------     ---------
Balance at April 3, 1999                                           $     300    $     --    $ 384,800     $ (77,483)    $ 307,617
                                                                   =========    ==========  =========     =========     =========

NOTE 11 - Pension Plans

     The components of the net periodic pension expense for the Company's defined benefit pension plans are as follows (in thousands):


                                                              Fiscal              Fiscal               Fiscal
                                                               1999                1998                 1997
                                                         -----------------   ------------------   ------------------

Service cost - benefits earned during the period          $         6,211     $         4,492      $         4,351
Interest costs on projected benefit obligations                    13,150              12,700               12,700
Expected return on plan assets                                    (12,610)            (12,589)             (13,439)
Net amortization and deferral                                         340                 171                  137
                                                         -----------------   ------------------   ------------------
Net periodic pension expense                              $         7,091     $         4,774      $         3,749
                                                         =================   ==================   ==================

     The Company has not segregated the respective Successor and Predecessor Company pension expense for Fiscal 1999 because it is impractical to do so.

     The actuarial present value of benefit obligations and the funded status of the Company's pension plans are as follows (in thousands):


                                                         Fiscal Year 1999                              Fiscal Year 1998
                                            --------------------------------------------  ------------------------------------------
                                               Qualified                                     Qualified
                                              Retirement   Supplemental                     Retirement   Supplemental
                                                 Plan          Plan           Total            Plan         Plan         Total
                                            -------------  -------------  --------------  ------------   ------------   ------------
Change in Benefits Obligation

  Benefit obligation at beginning of year     $  194,482     $    7,789     $  202,271      $  186,207    $    5,364     $  191,571
  Service cost                                     5,794            417          6,211           4,458            34          4,492
  Interest cost                                   12,634            516         13,150          12,346           354         12,700
  Plan participants' contributions                     -              -              -               -             -              -
  Amendments                                           -              -              -               -             -              -
  Settlement                                           -              -              -               -          (811)          (811)
  Actuarial loss (gain)                           16,222         (1,557)        14,665          10,593         3,315         13,908
  Benefits paid                                  (15,506)          (458)       (15,964)        (19,122)         (467)       (19,589)
                                            -------------  -------------  --------------  ------------   ------------   ------------
  Benefit obligations at end of year          $  213,626     $    6,707     $  220,333      $  194,482    $    7,789     $  202,271
                                            =============  =============  ==============  ============   ============   ============

Change in Plan Assets

  Fair value of plan assets at beginning of   $  192,386     $        -     $  192,386      $  169,706    $        -     $  169,706
  year
  Actual return on plan assets                     9,817              -          9,817          41,802             -         41,802
  Employer contributions                               -            458            458               -         1,278          1,278
  Plan participants' contributions                     -              -              -               -             -              -
  Settlement                                           -              -              -               -          (811)          (811)
  Benefits paid                                  (15,506)          (458)       (15,964)        (19,122)         (467)       (19,589)
                                            -------------  -------------  --------------  ------------   ------------   ------------
  Fair value of plan assets at end of year    $  186,697     $        -     $  186,697      $  192,386    $        -     $  192,386
                                            =============  =============  ==============  ============   ============   ============

  Funded status                               $  (26,929)    $   (6,707)    $  (33,636)     $   (2,096)   $   (7,789)    $   (9,885)
  Unrecognized net actuarial loss (gain)          (7,934)        (1,834)        (9,768)         (9,946)        1,911         (8,035)
  Unrecognized prior service cost                      -              -              -               -         2,925          2,925
                                            -------------  -------------  --------------  ------------   ------------   ------------
  Prepaid (accrued) pension cost              $  (34,863)    $   (8,541)    $  (43,404)     $  (12,042)   $   (2,953)    $  (14,995)
                                            =============  =============  ==============  ============   ============   ============

Amounts recognized in the consolidated
  statement of operations:

   Prepaid benefit cost                       $  (34,863)    $   (8,541)    $  (43,404)     $  (12,042)   $   (2,953)    $  (14,995)
   Accrued benefit liability                           -              -              -               -        (4,475)        (4,475)
   Intangible asset                                    -              -              -               -         2,925          2,925
   Accumulated other comprehensive income              -              -              -               -         1,550          1,550
                                            -------------  -------------  --------------  ------------   ------------   ------------
  Prepaid (accrued) pension cost              $  (34,863)    $   (8,541)    $  (43,404)     $  (12,042)   $   (2,953)    $  (14,995)
                                            =============  =============  ==============  ============   ============   ============

     Weighted average assumptions used in all Company sponsored plans were as follows:


                                                    Fiscal 1999                   Fiscal 1998                  Fiscal 1997
                                            ----------------------------  ----------------------------  ----------------------------
                                              Qualified                     Qualified                     Qualified
                                              Retirement   Supplemental     Retirement   Supplemental     Retirement   Supplemental
                                                 Plan          Plan            Plan          Plan           Plan           Plan
                                            -------------  ------------   ------------  --------------  ------------  --------------

Discount rate                                   6.25%          6.25%          6.75%         6.75%          7.25%         7.25%
Rates of increase in future compensation        4.50%          4.50%          4.50%         4.50%          4.50%         4.50%
Expected return on plan assets                  8.25%           N/A           8.25           N/A           8.75%          N/A

NOTE 12 - Postretirement Health Care and Life Insurance Benefits

     The Company provides certain health care and life insurance benefits for substantially all of its full-time non-union employees and union employee groups. The Company's postretirement plans currently are not funded. The Company's union employee groups are participants in multi-employer plans, which require monthly contributions and which are not subject to the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

     Net postretirement benefit cost consisted of the following (in thousands):


                                                                   Fiscal           Fiscal            Fiscal
                                                                    1999             1998              1997
                                                              ----------------- ---------------- -----------------

Service cost - benefits earned during the period               $          854    $          720   $          728
Interest cost on accumulated postretirement benefit
 obligation                                                             2,883             2,690            2,668
Net amortization and deferral                                             162                 -                -
                                                              ----------------- ---------------- -----------------
Net postretirement benefit expense                             $        3,899    $        3,410   $        3,396
                                                              ================= ================ =================

     The Company has not segregated the respective Successor and Predecessor Company postretirement benefit expense for Fiscal 1999 because it is impractical to do so.

     The unfunded accrued postretirement benefit cost consists of the following (in thousands):


                                                                           April 3,        March 28,
                                                                             1999             1998
                                                                       ---------------  -----------------
Change in Benefit Obligation

  Benefit obligation at beginning of year                               $       44,642   $       38,331
  Service cost                                                                     854              720
  Interest cost                                                                  2,883            2,690
  Plan participants' contributions                                                 500              454
  Amendments                                                                         -                -
  Actuarial loss (gain)                                                          1,499            4,876
  Benefits paid                                                                 (2,708)          (2,429)
                                                                       ---------------  -----------------
  Benefit obligations at end of year                                    $       47,670   $       44,642
                                                                       ===============  =================

Change in Plan Assets

  Fair value of plan assets at beginning of year                        $            -   $            -
  Actual return on plan assets                                                       -                -
  Employer contributions                                                         2,208            1,975
  Plan participants' contributions                                                 500              454
  Benefits paid                                                                 (2,708)          (2,429)
                                                                       ---------------  -----------------
  Fair value of plan assets at end of year                              $            -   $            -
                                                                       ===============  =================

Funded status                                                           $      (47,670)  $      (44,643)
Unrecognized actuarial loss                                                      1,971            7,851
Unrecognized prior year service cost                                                 -                -
                                                                       ----------------  ---------------
Accrued postretirement benefit cost                                     $      (45,699)  $      (36,792)
                                                                       ================  ===============

Effect of a one-percentage-point increase in the assumed
health care cost trend rates:
  1. Change in service cost plus interest cost component                $           13   $           15
  2. Change in accumulated postretirement benefit obligation                       202              226

Effect of a one-percentage-point increase in the assumed
health care cost trend rates:
  1. Change in service cost plus interest cost component                $          (12)  $          (14)
  2. Change in accumulated postretirement benefit obligation                      (197)            (218)

Weighted Average Assumptions At Year End
Discount rate                                                                     6.25%            6.75%
Expected return on plan assets                                                     N/A              N/A
Gross health care cost trend rates*
    (a) Pre 65 initial/ultimate                                               9.0%/4.5%       10.0%/4.5%
    (b) Post 65 initial/ultimate                                              6.0%/4.5%        7.0%/4.5%

* Initial trend rate assumed for applicable year grading down 1.0% per year to ultimate rate. Trend rates do not affect liabilities for retirements occurring on or after January 1, 1994.

     The Company provides benefits for all future retirees based on a service related flat dollar premium allowance. Accordingly, the health care trend rate will not be a significant factor in determining Grand Union's liability for future retirees under its postretirement health care arrangements.

NOTE 13 - Equity Compensation Plans

     The Company grants options for common stock under two plans - The Grand Union Company 1995 Equity Incentive Plan, as amended ("EIP") and The Grand Union Company 1995 Non-Employee Directors' Stock Option Plan, as amended ("NEDSOP"). In connection with the 1998 Reorganization, the EIP was amended to adjust: 1) the aggregate number of shares issuable from 6,000,000 shares to 3,250,000 of the Company's Common Stock; and 2) the aggregate number of shares that may be issued to any individual participant to 3,000,000 from 2,000,000. The NEDSOP, which provides for the issuance of options to purchase up to 100,000 shares of the Company's Common Stock, remained unchanged. Both plans are administered by a committee of the Board of Directors. Options under both plans expire ten years from the grant date, unless otherwise provided in a particular grant. As a result of the 1998 Reorganization, all then existing options under both plans were cancelled effective August 17, 1998.

     The following tables summarize information about options outstanding for both stock option plans:


                                      Successor Company                               Predecessor Company
                                    ----------------------- ------------------------------------------------------------------------
                                        33 Weeks Ended          20 Weeks Ended           52 Weeks Ended          52 Weeks Ended
                                        April 3, 1999           August 15, 1998          March 28, 1998          March 29, 1997
                                    ----------------------- ------------------------ -----------------------------------------------
                                                   Weighted               Weighted                 Weighted                 Weighted
                                                   Average                 Average                  Average                 Average
                                                  Exercise                Exercise                 Exercise                 Exercise
Employees' Plan                      Shares        Price        Shares      Price       Shares       Price       Shares      Price
                                    -----------  ----------  ----------  -----------  ----------  ----------  ----------  ----------
Outstanding at
 beginning of year                            -  $       -    4,232,781  $   2.271       226,280  $   6.365      210,680   $   6.625
Granted                               2,408,192     11.583            -      -         4,133,800      2.146       20,000       3.688
Exercised                                     -      -                -      -            (5,325)     1.844            -       -
Cancelled or expired                          -      -       (4,232,781)     2.271      (121,974)     5.658       (4,400)      6.625
                                    -----------  ----------  ----------  -----------  ----------  ----------  ----------  ----------
Outstanding at
 end of year                          2,408,192  $  11.583            -  $       -     4,232,781  $   2.271      226,280   $   6.365
                                    ===========  ==========  ==========  ===========  ==========  ==========  ==========  ==========
Options exercisable
 at year-end                             61,225  $  12.320            -  $       -     2,983,981  $   1.972      206,280   $   6.625
                                    ===========  ==========  ==========  ===========  ==========  ==========  ==========  ==========

Available for issuance under the
plan                                    841,808                       -                1,767,219                 673,720

Weighted average contractual life
 (years)                                  4.081                       -                    9.386                   6.348

Range of exercise prices                 $8.500                       -                   $1.375                  $3.688
                                     to $13.438                                        to $6.625               to $6.625


                                      Successor Company                               Predecessor Company
                                    ----------------------- ------------------------------------------------------------------------
                                        33 Weeks Ended          20 Weeks Ended           52 Weeks Ended          52 Weeks Ended
                                        April 3, 1999           August 15, 1998          March 28, 1998          March 29, 1997

                                    ----------------------- ------------------------ -----------------------------------------------
                                                 Weighted                Weighted                 Weighted                Weighted
                                                 Average                  Average                 Average                  Average
                                                 Exercise                Exercise                 Exercise                Exercise
Directors' Plan                       Shares      Price        Shares      Price       Shares      Price        Shares      Price
                                    -----------  ----------  ----------  -----------  ----------  ----------  ----------  ----------
Outstanding at
 beginning of year                            -  $       -       68,500  $   4.472        51,000  $   5.941       25,000  $   5.750
Granted                                  40,000      8.759            -      -            27,000      2.208       26,000      6.125
Exercised                                     -      -                -      -                 -      -                -      -
Cancelled or expired                          -      -          (68,500)     4.472        (9,500)     5.928            -      -
                                    -----------  ----------  ----------  -----------  ----------  ----------  ----------  ----------
Outstanding at
 End of year                             40,000  $   8.759            -  $       -        68,500  $   4.472       51,000  $   5.941
                                    ===========  ==========  ==========  ===========  ==========  ==========  ==========  ==========
Options exercisable

 At year-end                             13,328  $   8.759            -  $       -        34,336  $   5.907       51,000  $   6.625
                                    ===========  ==========  ==========  ===========  ==========  ==========  ==========  ==========

Available for issuance under the
plan                                     60,000                       -                   31,500                  49,000

Weighted average contractual life
(years)                                   9.447                       -                    7.577                   8.365

Range of exercise prices                 $8.759                       -                   $2.156                  $5.750
                                                                                       to $6.125               to $6.125

     The options issued under these plans will expire if not exercised at specific dates ranging from August, 2002 to January, 2009 for the EIP and September 10, 2008 for the NEDSOP.

     The Company follows Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," to account for its EIP and NEDSOP. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant.

     An alternative method of accounting for stock options is SFAS No. 123. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model and compensation cost is recognized ratably over the vesting period. Had compensation cost for the Company's stock option and employee plans been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS 123, net income and basic and diluted net
(loss) per common share would have been changed to the pro forma amounts indicated below:


                                                         Successor Company                     Predecessor Company
                                                         ------------------  -------------------------------------------------------
                                                          33 weeks ended      20 weeks ended     52 weeks ended     52 weeks ended
                                                           April 3, 1999     August 15, 1998     March 28, 1998     March 29, 1997
                                                         ------------------  -----------------  ------------------ -----------------
Net Income (Loss)

  As reported                                              $     (77,483)      $     189,582      $    (312,414)     $    (185,354)
  Pro forma                                                      (77,847)             N/A                N/A                N/A

Basic and diluted net (loss) per common share (*)

  As reported (*)                                          $       (2.58)             N/A                N/A                N/A
  Pro forma (*)                                                    (2.59)             N/A                N/A                N/A

     (*) Basic and diluted net (loss) per common share and market price information is not meaningful for the period prior to the Effective Date due to the significant change in the capital structure of the Company.

     The weighted average Black-Scholes value of options granted under the stock option plans during Fiscal Year 1999 was $4.32. This value was estimated using an expected life of 4.4 years, no dividends, volatility of 33.80%, and a risk-free interest rate of 4.98%.

NOTE 14 - Related Party Transactions

     In connection with a stock purchase agreement relating to the issuance of the Old Preferred Stock, the Company entered into a management services agreement (the "Services Agreement") with Shamrock Capital Advisors, Inc. ("SCA"). The Company paid $39,000, $552,000 and $300,000 for Fiscal 1999,
Fiscal 1998 and Fiscal 1997, respectively, under the Services Agreement. The Service Agreement expires by its terms in September 1999, however, it was canceled and no further payments will be made to SCA pursuant to the Plan of Reorganization. An agreement was also made in connection with the sale of the Class A Convertible Preferred Stock with Roger E. Stangeland, Chairman of the Board, wherewith he personally purchased an additional 60,000 shares of the same preferred stock for an aggregate price of $3,000,000.

     During Fiscal 1997, in connection with the stock purchase agreement, the Company paid transaction fees to SCA, the investment managers for Trefoil Capital Advisors II, L.P., and GE Investment Management Corporation of $2,000,000 each, and the Company paid Donaldson, Lufkin and Jenrette ("DLJ"), a managing director of which served on the Company's Board of Directors, approximately $5,200,000 for advisory services, fairness opinion, and other miscellaneous expenses.

NOTE 15 - Contingency Matters and Commitments

     The Company is subject to certain legal proceedings and claims arising in connection with its business. It is management's opinion that the ultimate resolution of such legal proceedings and claims will not have a material adverse effect on the Company's consolidated results of operations or its financial position.

NOTE 16 - Quarterly Financial Information (unaudited)
(in thousands, except loss per share and market price)


                                                     Predecessor Company                          Successor Company
                                              --------------------------------------------------------------------------------------
                                                    1st                        2nd                       3rd              4th
                                              ----------------- ---------------------------------- ----------------  ---------------
                                                  16 Weeks          4 Weeks          8 Weeks           12 Weeks         13 weeks
                                                   Ended             Ended            Ended             Ended            Ended
                                                  July 18,         August 15,      October 10,        January 2,        April 3,
Fiscal 1999:                                        1998              1998             1998              1999             1999
-----------                                   ----------------- ----------------  ---------------   --------------  ----------------

Sales                                          $      691,908    $      177,054   $      342,471    $      527,666   $      547,156
Gross profit                                          205,185            52,847          102,814           153,966          164,789
Unusual items                                           4,509               280              647               341                -
(Loss) before income taxes and extraordinary
   item                                               (58,865)           (8,293)         (19,600)          (25,461)         (31,855)
Net income (loss)                                     (60,604)          252,491          (19,424)          (26,689)         (31,370)
Net income (loss) applicable to common stock          (62,909)          252,491          (19,424)          (26,689)         (31,370)
Basic and diluted net (loss) per common
  share (*)                                                                                (0.65)            (0.89)           (1.05)
Market Price - high (*)                                                                    9 1/2            13               14
Market Price - low (*)                                                                     7 1/2             7 1/2           11


                                                                                        Predecessor Company
                                                                --------------------------------------------------------------------
                                                                      1st              2nd               3rd              4th
                                                                ---------------------------------- ---------------------------------
                                                                    16 Weeks         12 Weeks          12 Weeks         12 weeks
                                                                     Ended            Ended             Ended            Ended
                                                                    July 19,       October 11,        January 3,       March 28,
Fiscal 1998:                                                          1997             1997              1998             1998
------------                                                    ----------------  ---------------   --------------  ----------------

Sales                                                            $      707,983   $      518,910    $      534,320   $      505,556
Gross profit                                                            189,469          148,664           156,205          145,199
Unusual items                                                                 -                -            (3,665)          (2,668)
(Loss) before income taxes                                              (79,242)         (56,926)          (45,828)         (70,594)
Net (loss)                                                              (79,242)         (56,926)          (45,828)        (121,987)
Net (loss) applicable to common stock                                   (81,299)         (59,000)          (47,924)        (124,192)

(*) Basic and diluted net (loss) per common share and market price information is not meaningful for the period prior to the Effective Date due to the significant change in the capital structure of the Company. Common Stock of the Successor Company began trading on the Nasdaq National Market on October 1, 1998.