Form 10-Q
period 1999-07-24
GRAND UNION CO /DE/
filed 1999-09-07
CIK 316236

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 24, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from______________ to ________________

Commission File Number 0-26602
                       -------

                             THE GRAND UNION COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                            Delaware                                                            22-1518276
-----------------------------------------------------------------      -------------------------------------------------------------
        (State or other jurisdiction of incorporation or                           (I.R.S. Employer Identification No.)
                         organization)


          201 Willowbrook Boulevard, Wayne, New Jersey                                          07470-0966
-----------------------------------------------------------------      -------------------------------------------------------------
            (Address of principal executive offices)                                            (Zip Code)



                                  973-890-6000
       -----------------------------------------------------------------
               Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

      Yes     X          No
           --------          --------


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

      Yes     X          No
           --------          --------


As of September 7, 1999, there were issued and outstanding 29,992,389 shares, par value $0.01 per share, of the Registrant's common stock.

===============================================================================

                             THE GRAND UNION COMPANY

                                    Form 10-Q
                      For the 16 Weeks Ended July 24, 1999

                                      INDEX





PART I - FINANCIAL INFORMATION (Unaudited)
------------------------------------------

Item 1.  Financial Statements.                                                                                         Page No.
-----------------------------


Consolidated Statement of Operations - 16 weeks ended July 24, 1999 (Successor Company)
and 16 weeks ended July 18, 1998 (Predecessor Company)                                                                     3


Consolidated Balance Sheet - July 24, 1999 and April 3, 1999                                                               4


Consolidated Statement of Cash Flows - 16 weeks ended July 24, 1999 (Successor
Company) and 16 weeks ended July 18, 1998 (Predecessor Company)                                                            5


Notes to Consolidated Financial Statements                                                                                 6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.                            8
----------------------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                                                      10
--------------------------------------------------------------------




PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.                                                             11
-------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K.                                                                                11
------------------------------------------



All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements.
------------------------------
                             THE GRAND UNION COMPANY
                             -----------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      -------------------------------------
                  (numbers in thousands, except per share data)
                  --------------------------------------------
                                   (unaudited)
                                   -----------


                                                                                    Successor           Predecessor
                                                                                     Company              Company
                                                                                 -----------------    -----------------
                                                                                     16 Weeks             16 Weeks
                                                                                      Ended                Ended
                                                                                     July 24,             July 18,
                                                                                       1999                 1998
                                                                                 -----------------    -----------------

Sales                                                                              $    687,268         $    691,908

Cost of sales                                                                           480,484              486,723
                                                                                 -----------------    -----------------

Gross profit                                                                            206,784              205,185

Operating and administrative expenses                                                   173,297              177,212

Depreciation and amortization                                                            16,229               17,768

Amortization of excess reorganization value                                              40,566               32,102

Unusual items                                                                                 -                4,509

Interest expense, net                                                                    12,801               32,459
                                                                                 -----------------    -----------------

(Loss) before income taxes and extraordinary item                                       (36,109)             (58,865)

Income tax provision                                                                      1,671                    -
                                                                                 -----------------    -----------------

Net (loss) before extraordinary item                                                    (37,780)             (58,865)

Extraordinary item                                                                            -                1,739
                                                                                 -----------------    -----------------

Net (loss)                                                                              (37,780)             (60,604)

Accrued dividends on preferred stock                                                          -                2,305
                                                                                 -----------------    -----------------

Net (loss) applicable to common stock                                              $    (37,780)        $    (62,909)
                                                                                 =================    =================

Basic and diluted net (loss) per common share                                      $      (1.26)
                                                                                 -----------------

Weighted average number of shares outstanding                                        30,000,000
                                                                                 =================







    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                           --------------------------
                           CONSOLIDATED BALANCE SHEET
                           ---------------------------
                    (numbers in thousands, except par value)
                    ----------------------------------------
                                   (unaudited)
                                   -----------



                                                                                    July 24,             April 3,
                                                                                      1999                 1999
                                                                                ------------------   ------------------


ASSETS
Current assets:
  Cash and temporary investments                                                  $      43,610        $      57,414
  Receivables                                                                            39,226               34,645
  Inventories                                                                           160,638              152,217
  Other current assets                                                                    7,675                7,644
                                                                                ------------------   ------------------
    Total current assets                                                                251,149              251,920
Property, net                                                                           328,517              327,881
Excess reorganization value, net                                                        273,854              314,420
Beneficial leases, net                                                                   62,908               66,547
Deferred income taxes, net                                                              112,758              114,429
Other assets                                                                             13,340               14,053
                                                                                ------------------   ------------------
        Total assets                                                              $   1,042,526        $   1,089,250
                                                                                ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Current maturities of long-term debt                                            $        -           $        -
  Current portion of obligations under capital leases                                     5,455                6,303
  Accounts payable and accrued liabilities                                              164,672              171,999
                                                                                ------------------   ------------------
    Total current liabilities                                                           170,127              178,302
Long-term debt                                                                          230,000              230,000
Obligations under capital leases                                                        152,819              154,837
Adverse leases, net                                                                      72,733               74,322
Other noncurrent liabilities                                                            147,010              144,172
                                                                                ------------------   ------------------
      Total liabilities                                                                 772,689              781,633
                                                                                ------------------   ------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value; 60,000,000 shares authorized,
    30,000,000 shares issued and outstanding at July 24, 1999 and
    April 3, 1999                                                                           300                  300
  Preferred stock, $1.00 par value; 10,000,000 shares authorized,
    no shares issued and outstanding                                                          -                    -
  Capital in excess of par value                                                        384,800              384,800
  Accumulated deficit                                                                  (115,263)             (77,483)
                                                                                ------------------   ------------------
      Total stockholders' equity                                                        269,837              307,617
                                                                                ------------------   ------------------
        Total liabilities and stockholders' equity                                $   1,042,526        $   1,089,250
                                                                                ==================   ==================







    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                            ------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                              (numbers in thousands)
                              ---------------------
                                   (unaudited)
                                   ----------



                                                                                    Successor           Predecessor
                                                                                     Company              Company
                                                                                 -----------------    -----------------
                                                                                     16 Weeks             16 Weeks
                                                                                      Ended                Ended
                                                                                     July 24,             July 18,
                                                                                       1999                 1998
                                                                                 -----------------    -----------------


OPERATING ACTIVITIES:
  Net (loss)                                                                       $     (37,780)       $     (60,604)
  Adjustments to reconcile net (loss) to net cash provided by operating activities before reorganization items paid:
    Unusual items                                                                              -               (3,813)
    Extraordinary item                                                                         -                1,739
    Depreciation and amortization                                                         56,795               49,870
    Net deferred income tax                                                                1,671                    -
    Noncash interest                                                                         486                  489
  Net changes in assets and liabilities:
   Receivables                                                                            (4,581)              (2,002)
   Inventories                                                                            (8,421)              (4,855)
   Other current assets                                                                      (31)                (676)
   Other assets                                                                             (193)                 (11)
   Accounts payable and accrued liabilities                                               (7,327)              31,087
   Other noncurrent liabilities                                                            2,838                2,856
                                                                                 -----------------    -----------------
  Net cash provided by operating activities before
   reorganization items paid                                                               3,457               14,080
    Reorganization items paid                                                                  -                 (500)
                                                                                 -----------------    -----------------
  Net cash provided by operating activities                                                3,457               13,580
                                                                                 -----------------    -----------------
INVESTMENT ACTIVITIES:
   Capital expenditures                                                                  (14,925)              (2,611)
   Disposals of property                                                                       6                   45
                                                                                 -----------------    -----------------
  Net cash (used for) investment activities                                              (14,919)              (2,566)
                                                                                 -----------------    -----------------
FINANCING ACTIVITIES:
   Proceeds from DIP facility                                                                  -              108,000
   Repayment of old bank debt                                                                  -             (104,144)
   Obligations under capital leases discharged                                            (2,342)              (2,509)
   Net repayment of long-term debt                                                             -              (17,000)
                                                                                 -----------------    -----------------
  Net cash (used for) financing activities                                                (2,342)             (15,653)
                                                                                 -----------------    -----------------

Net (decrease) in cash and temporary investments                                         (13,804)              (4,639)
Cash and temporary investments at beginning of year                                       57,414               44,745
                                                                                 -----------------    -----------------
Cash and temporary investments at end of period                                    $      43,610        $      40,106
                                                                                 =================    =================

Supplemental disclosure of cash flow information:
   Interest payments                                                               $      13,216        $      11,894
   Accrued dividends                                                                           -                2,305




    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                             -----------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   -------------------------------------------
                                   (unaudited)
                                   -----------

NOTE 1 - Basis of Presentation

         The accompanying interim consolidated financial statements of The Grand Union Company (the "Company") include the accounts of the Company and its subsidiaries, all of which are wholly owned. Upon emergence from its Chapter 11 proceedings on August 17, 1998 (the "Effective Date"), the Company adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under The Bankruptcy Code" ("Fresh-Start Reporting"). In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods presented prior to the Effective Date have been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company". For financial reporting purposes, the Company accounted for the consummation of its plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Plan of Reorganization") effective August 15, 1998. In accordance with Fresh-Start Reporting, the Company valued its assets and liabilities at fair values and eliminated its accumulated deficit at the Effective Date. In the opinion of management, the consolidated financial statements include all adjustments, which consist only of normal recurring items, necessary for a fair presentation of operating results for the interim periods.

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the 53 weeks ended April 3, 1999. Operating results for the periods presented are not necessarily indicative of results for the full fiscal year.

         Certain reclassifications have been made to prior year amounts to conform to current period presentation.

NOTE 2 - Reorganization

         On the Effective Date, the Company consummated the Plan of Reorganization pursuant to the August 5, 1998 Confirmation Order of the United States Bankruptcy Court for the District of New Jersey. Consummation of the Plan of Reorganization has resulted in a capital restructuring of the Company, whereby approximately $600 million in Old Senior Notes has been eliminated from the Company's balance sheet, reducing annual interest expense by approximately $72 million.

         Consummation of the Plan of Reorganization resulted in (i) the issuance of 30,000,000 shares of New Common Stock to the holders of the Company's Old Senior Notes; (ii) the issuance of New Series 1, Series 2 and Series 3 Warrants to the holders of the Company's Old Preferred Stock; (iii) the issuance of New Series 1 Warrants to holders of the Company's Old Common Stock; and (iv) cancellation of the Company's Old Senior Notes, Old Preferred Stock, Old Common Stock, Old Series 1 and Series 2 Warrants and Old Stock Options. On October 1, 1998, the Company's new common stock began trading on the NASDAQ National Market under the ticker symbol GUCO. Pursuant to the Plan of Reorganization, the number of outstanding shares of New Common Stock was reduced to 29,992,389 as of August 17, 1999, because of unreturned Old Senior Notes.

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

NOTE 3 - Income Taxes

         The Company recorded federal and state income tax provisions of $1.7 million during the 16 weeks ended July 24, 1999. The Company recorded no income tax provision or benefit relating to net operating losses generated during the 16 weeks ended July 18, 1998 as they were offset by a valuation allowance.

NOTE 4 - Net Loss Per Share

         The net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share." This statement requires that entities present, on the face of the income statement for all periods reflected, basic and diluted per share amounts. Basic earnings per share is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding for the period adjusted for dilutive potential common shares. There were 30 million weighted average shares outstanding for both basic and diluted earnings per share for the 16 weeks ended July 24, 1999. All potential common shares were excluded from the computation of the Company's diluted earnings per share because the effect would have been anti-dilutive. Net loss per share data is not meaningful for periods prior to August 15, 1998 due to the capital restructuring.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

Results of Operations

         The following table sets forth certain statements of operations and other data (all dollars in millions).





                                                                                Successor          Predecessor
                                                                                 Company             Company
                                                                             -----------------  ------------------
                                                                                 16 Weeks           16 Weeks
                                                                                  Ended               Ended
                                                                                 July 24,           July 18,
                                                                                   1999               1998
                                                                             -----------------  ------------------

               Sales                                                            $   687.3          $   691.9
               Gross profit                                                         206.8              205.2
               Operating and administrative expenses                                173.3              177.2
               Depreciation and amortization                                         16.2               17.8
               Amortization of excess reorganization value                           40.6               32.1
               Unusual items                                                          -                  4.5
               Interest expense, net                                                 12.8               32.5
               Income tax provision                                                   1.7                -
               Net (loss) before extraordinary item                                 (37.8)             (58.9)
               Extraordinary item                                                     -                  1.7
               Net (loss)                                                           (37.8)             (60.6)
               Net (loss) applicable to common stock                                (37.8)             (62.9)

               Sales percentage (decrease)                                           (0.7)%             (2.3)%
               Gross profit as a percentage of sales                                 30.1%              29.7%
               Operating and administrative expenses as a percentage of
                  sales                                                              25.2%              25.6%


         Sales for the 16 weeks ended July 24, 1999 (the "Fiscal 2000 First Quarter") decreased $4.6 million, or 0.7%, compared to the 16 week period ended July 18, 1998 (the "Fiscal 1999 First Quarter"). Same store sales including replacement stores were negatively influenced by the inclusion of the Easter holiday in the Fiscal 1999 First Quarter. Due to the timing of the Easter Holiday in calendar 1999, there was no Easter selling period in the Fiscal 2000 First Quarter. Adjusting the Fiscal 1999 First Quarter sales to exclude the Easter holiday effect, comparable store sales for the Fiscal 2000 First Quarter increased approximately 0.83%. The Company continues to invest in marketing and promotional programs to drive sales and compete effectively. The capital expenditure program has also favorably impacted sales. During the Fiscal 2000 First Quarter, the Company opened four Hot Dot stores and closed two stores.

         Gross profit, as a percentage of sales, increased to 30.1% for the Fiscal 2000 First Quarter from 29.7% for the Fiscal 1999 First Quarter. This increase is primarily the result of improved allowance and promotional income, product mix and the marketing programs instituted by the Company.

         Operating and administrative expenses, as a percentage of sales, decreased to 25.2% from 25.6% for the Fiscal 2000 First Quarter as compared to the Fiscal 1999 First Quarter as the Company continues to aggressively identify and take action on opportunities that reduce expenses in all areas of the business without affecting customer service.

         Depreciation and amortization decreased in the Fiscal 2000 First Quarter to $16.2 million compared to $17.8 million in the Fiscal 1999 First Quarter due primarily to assets which have fully depreciated and the historical deferral of capital expenditures.

         Interest expense for the Fiscal 2000 First Quarter decreased to $12.8 million from $32.5 million compared to the Fiscal 1999 First Quarter. This decrease primarily reflects the effect of the Company's reduced debt burden.

         The Company recorded an income tax provision of $1.7 million during the Fiscal 2000 First Quarter and no net income tax benefit or provision for the Fiscal 1999 First Quarter. The tax benefit that related to the potential use of operating loss carryforwards was fully offset by a valuation allowance during the Fiscal 1999 First Quarter.

Liquidity and Capital Resources

         On the Effective Date and in connection with the consummation of the Plan of Reorganization, the Company entered into the Credit Agreement. The Credit Agreement is comprised of: (i) a $230 million Term Loan and (ii) a $70 million Revolving Credit Facility. The Term Loan and Revolving Credit Facility will mature on August 17, 2003. The proceeds of the Credit Agreement were used to refinance the obligations under the DIP Facility and supplemental term loan claims under the credit agreement that was in existence before the Chapter 11 case. The excess will be used for working capital and capital expenditures. Up to $50 million of the Revolving Credit Facility is available for the issuance of letters of credit. As of July 24, 1999, the Company had no borrowings and an aggregate of $31.4 million of letters of credit issued and outstanding under the Revolving Credit Facility.

         Cash interest payments totaled approximately $13.2 million for the Fiscal 2000 First Quarter and are expected to be approximately $48 million for the fiscal year ending April 1, 2000 ("Fiscal 2000"). Capital expenditures totaled $14.9 million for the Fiscal 2000 First Quarter and are expected to be approximately $100 million for Fiscal 2000.

Year 2000 Compliance Disclosure

         In May 1998, the Company established a Year 2000 Task Force (the "Task Force") to address the issues that may occur as a result of the two-digit year change associated with the new millennium. The Task Force consists of a chairman, plus three staff members. The Task Force works in conjunction with the Information Technology Department ("IT"), the Company's Chief Information Officer, outside information technology and process consultants, outside counsel and the Company's Executive Committee, which is comprised of all of the Company's executive officers. The Task Force believes it has identified all computer-based systems and applications, including embedded systems, used by the Company in its operations. The Task Force has categorized these systems and applications according to the end-user department within the Company, based upon how critical the function is to the Company's operations. The Task Force has implemented the modifications or replacements necessary to achieve compliance; conducted tests to verify that the modified systems are operational and compliant; and once completed, reinstated the compliant systems into the normal operations of the Company. The systems and applications with the greatest level of importance to the Company's operations were assessed and modified or replaced in priority order. Management estimates that virtually all internally developed systems and applications are currently Year 2000 ("Y2K") compatible. The Company believes that virtually all critical systems and applications are Y2K compliant.

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

         Since the inception of the Task Force through July 24, 1999, the Company has expended approximately $3.4 million to address Y2K compliance issues. The Company estimates that it will incur additional expenses of $0.5 -
3.4 million, for a total of approximately $3.9 - 6.8 million, to address and resolve Y2K compliance issues, which includes the estimated costs of all modifications, testing and consultants' fees.

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

Special Note Concerning Forward-Looking Statements

         Except for historical information, some matters discussed herein may be considered "forward-looking statements" within the meaning of federal securities law. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the competitive environment in which the Company operates, the ability of the Company to maintain and improve its gross sales and margins, the liquidity of the Company on a cash flow basis (including the Company's ability to comply with the financial covenants of its Credit Agreement and to fund the Company's capital expenditure program), the Company's ability to complete its capital expenditures on a timely basis, the success of operating initiatives, the viability of the Company's strategic plan, Y2K compliance issues, regional weather conditions, and the general economic conditions in the geographic areas in which the Company operates. For additional information about the Company and its operating and financial condition, please see the Company's most recent Annual Report on Form 10-K for the year ended April 3, 1999, as filed with the Securities and Exchange Commission on July 2, 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

     Quantitative and Qualitative Disclosures about Market Risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company due to adverse changes in financial rates. The Company is exposed to market risk in the area of interest rates. This exposure is directly related to its Term Loan and Revolving Credit borrowings under the Credit Agreement. Based on the present outlook for interest rates, the Company does not have a material exposure to market risk associated with the Term Loan and Revolving Credit borrowings.

PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------


         The Company's Annual Meeting of Stockholders was held on August 19,
1999.

(a) J. Wayne Harris, Jack W. Partridge, Jr., Gary M. Philbin, Martin Bernstein, Thomas R. Cochill, Joseph Colonnetta, Jacob W. Doft, David M. Green, Joseph
     V. Lash, Anthony Petrillo and Scott Tepper were elected directors of the Company at the meeting.

     Votes cast in favor of and withheld from voting with respect to the election of each nominee for director were as follows:



      Director                                        Votes For                     Votes Withheld
      --------                                        ---------                     --------------

      J. Wayne Harris                                28,297,487                             40,295
      Jack W. Partridge, Jr.                         28,297,487                             40,295
      Gary M. Philbin                                28,297,487                             40,295
      Martin Bernstein                               28,297,487                             40,295
      Thomas R. Cochill                              28,297,487                             40,295
      Joseph P. Colonnetta                           28,297,487                             40,295
      Jacob W. Doft                                  28,297,487                             40,295
      David M. Green                                 28,297,487                             40,295
      Joseph V. Lash                                 28,297,487                             40,295
      Anthony Petrillo                               28,297,487                             40,295
      Scott Tepper                                   28,297,487                             40,295


              There were no abstentions or broker non-votes with respect to any of the directors.

(b) The appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending April 1, 2000 was ratified, with 28,299,762 votes in favor, 31,318 votes against and 6,702 votes abstaining.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)  Exhibits

     Exhibit Number
     --------------

           27.1       Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the 16 weeks ended July 24, 1999.

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


                                                    THE GRAND UNION COMPANY
                                                    -----------------------
                                                          (Registrant)

                                                   /s/ Jeffrey P. Freimark
                                                  ------------------------
                                                   Jeffrey P. Freimark,
                                                   Executive Vice President
                                                   Chief Financial Officer

Date: September 7, 1999