Form 10-Q
period 1999-10-16
GRAND UNION CO /DE/
filed 1999-11-30
CIK 316236

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 16, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    ---------------

Commission File Number 0-26602


                             THE GRAND UNION COMPANY
             (Exact name of registrant as specified in its charter)


            Delaware                                      22-1518276
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


  201 Willowbrook Boulevard, Wayne, New Jersey               07470-0966
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


As of November 30, 1999, there were issued and outstanding 29,992,389 shares, par value $0.01 per share, of the Registrant's common stock.

                             THE GRAND UNION COMPANY

                                    Form 10-Q
                     For the 28 Weeks Ended October 16, 1999

                                      INDEX




PART I - FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements.                                          Page No.


Consolidated Statement of Operations - 12 Weeks Ended October 16,
1999 and 8 Weeks Ended October 10, 1998 (Successor Company) and 4
Weeks Ended August 15, 1998 (Predecessor Company)                          3


Consolidated Statement of Operations - 28 Weeks Ended October 16,
1999 and 8 Weeks Ended October 10, 1998 (Successor Company) and
20 Weeks Ended August 15, 1998 (Predecessor Company)                       4


Consolidated Balance Sheet - October 16, 1999 and April 3, 1999            5


Consolidated Statement of Cash Flows - 28 Weeks Ended October 16,
1999 and 8 Weeks Ended October 10, 1998 (Successor Company) and
20 Weeks Ended August 15, 1998 (Predecessor Company)                       6


Notes to Consolidated Financial Statements                                 7


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.                                       9


Item 3. Quantitative and Qualitative Disclosures About Market
Risk.                                                                     12





PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.                                 13




All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (unaudited)



                                                                                          Predecessor
                                                             Successor Company              Company
                                                     ----------------------------------  ---------------
                                                        12 Weeks           8 Weeks          4 Weeks
                                                          Ended             Ended            Ended
                                                       October 16,       October 10,       August 15,
                                                          1999              1998              1998
                                                     ----------------  ----------------  ---------------

Sales                                                  $     512,348     $     342,471     $     177,054

Cost of sales                                                355,949           239,657           124,207
                                                     ----------------  ----------------  ---------------

Gross profit                                                 156,399           102,814            52,847

Operating and administrative expenses                        127,261            86,176            44,435

Depreciation and amortization                                 12,920             8,730             4,349

Amortization of excess reorganization value                   30,428            20,242             8,026

Unusual items                                                      -               647               280

Interest expense, net                                          9,844             6,619             4,050
                                                     ----------------  ----------------  ---------------

(Loss) before income taxes and extraordinary item            (24,054)          (19,600)           (8,293)

Income tax provision (benefit)                                 2,587              (176)                -
                                                     ----------------  ----------------  ---------------

Net (loss) before extraordinary item                         (26,641)          (19,424)           (8,293)

Extraordinary item                                                 -                 -           260,784
                                                     ----------------  ----------------  ---------------

Net income (loss) applicable to common stock           $     (26,641)    $     (19,424)    $     252,491
                                                     ================  ================  ===============

Basic and diluted net (loss) per common share          $      (0.89)     $      (0.65)
                                                     ================  ================

Weighted average number of shares outstanding             29,994,564        30,000,000
                                                     ================  ================



    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (unaudited)



                                                                                            Predecessor
                                                               Successor Company              Company
                                                       ----------------------------------  ---------------
                                                          28 Weeks           8 Weeks          20 Weeks
                                                            Ended             Ended            Ended
                                                         October 16,       October 10,       August 15,
                                                            1999              1998              1998
                                                       ----------------  ----------------  ---------------

Sales                                                    $   1,199,616     $     342,471     $     868,962

Cost of sales                                                  836,433           239,657           610,930
                                                       ----------------  ----------------  ---------------

Gross profit                                                   363,183           102,814           258,032

Operating and administrative expenses                          300,558            86,176           221,647

Depreciation and amortization                                   29,149             8,730            22,117

Amortization of excess reorganization value                     70,994            20,242            40,128

Unusual items                                                        -               647             4,789

Interest expense, net                                           22,645             6,619            36,509
                                                       ----------------  ----------------  ---------------

(Loss) before income taxes and extraordinary item              (60,163)          (19,600)          (67,158)

Income tax provision (benefit)                                   4,258              (176)                -
                                                       ----------------  ----------------  ---------------

Net (loss) before extraordinary item                           (64,421)          (19,424)          (67,158)

Extraordinary item                                                   -                 -           259,045
                                                       ----------------  ----------------  ---------------

Net income (loss)                                              (64,421)          (19,424)          191,887

Accrued dividends on preferred stock                                 -                 -             2,305
                                                       ----------------  ----------------  ---------------

Net income (loss) applicable to common stock             $     (64,421)    $     (19,424)    $     189,582
                                                       ================  ================  ===============

Basic and diluted net (loss) per common share            $      (2.15)     $      (0.65)
                                                       ================  ================

Weighted average number of shares outstanding               29,997,670        30,000,000
                                                       ================  ================



    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                           CONSOLIDATED BALANCE SHEET
                    (numbers in thousands, except par value)
                                   (unaudited)



                                                                                        October 16,           April 3,
                                                                                           1999                 1999
                                                                                     ------------------   ------------------
ASSETS
Current assets:
  Cash and temporary investments                                                       $      23,026        $      57,414
  Receivables                                                                                 49,405               34,645
  Inventories                                                                                163,983              152,217
  Other current assets                                                                        10,613                7,644
                                                                                     ------------------   ------------------
    Total current assets                                                                     247,027              251,920
Property, net                                                                                330,329              327,881
Excess reorganization value, net                                                             243,426              314,420
Beneficial leases, net                                                                        60,099               66,547
Deferred income taxes, net                                                                   112,835              114,429
Other assets                                                                                  14,206               14,053
                                                                                     ------------------   ------------------
        Total assets                                                                   $   1,007,922        $   1,089,250
                                                                                     ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                                 $        -           $        -
  Current portion of obligations under capital leases                                          5,144                6,303
  Accounts payable and accrued liabilities                                                   158,522              171,999
                                                                                     ------------------   ------------------
    Total current liabilities                                                                163,666              178,302
Long-term debt                                                                               230,000              230,000
Obligations under capital leases                                                             151,712              154,837
Adverse leases, net                                                                           71,540               74,322
Other noncurrent liabilities                                                                 147,808              144,172
                                                                                     ------------------   ------------------
      Total liabilities                                                                      764,726              781,633
                                                                                     ------------------   ------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value; 60,000,000 shares authorized, 29,992,389 and
    30,000,000 shares issued and outstanding at
    October 16, 1999 and April 3, 1999, respectively                                             300                  300
  Preferred stock, $1.00 par value; 10,000,000 shares authorized,
    no shares issued and outstanding                                                               -                    -
  Capital in excess of par value                                                             384,800              384,800
  Accumulated deficit                                                                       (141,904)             (77,483)
                                                                                     ------------------   ------------------
      Total stockholders' equity                                                             243,196              307,617
                                                                                     ------------------   ------------------
        Total liabilities and stockholders' equity                                     $   1,007,922        $   1,089,250
                                                                                     ==================   ==================



    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (numbers in thousands)
                                   (unaudited)



                                                                                                     Predecessor
                                                                       Successor Company               Company
                                                               ----------------------------------  ----------------
                                                                  28 Weeks           8 Weeks          20 Weeks
                                                                    Ended             Ended             Ended
                                                                 October 16,       October 10,       August 15,
                                                                    1999              1998              1998
                                                               ----------------  ----------------  ----------------
OPERATING ACTIVITIES:
  Net (loss)                                                     $     (64,421)    $     (19,424)    $     191,887
  Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating
   activities before reorganization items paid:
    Unusual items                                                            -               647             4,789
    Extraordinary item                                                       -                 -          (259,045)
    Depreciation and amortization                                      100,143            28,972            62,245
    Pension and other non-cash items                                     4,417             1,460             3,957
    Net deferred income tax                                              1,594              (176)                -
    Noncash interest                                                       850               244               626
  Net changes in assets and liabilities:
   Receivables                                                         (14,760)           (5,466)           (1,506)
   Inventories                                                         (12,291)          (17,766)           (5,579)
   Other current assets                                                 (2,969)              (89)              (99)
   Other assets                                                         (1,689)             (180)               29
   Accounts payable and accrued liabilities                            (13,477)            9,583            22,347
   Other noncurrent liabilities                                           (258)             (701)             (517)
                                                               ----------------  ----------------  ----------------
  Net cash provided by (used for) operating
   activities before reorganization items paid                          (2,859)           (2,896)           19,134
    Reorganization items paid                                                -              (647)           (9,102)
                                                               ----------------  ---------------   ----------------
  Net cash provided by (used for) operating activities                  (2,859)           (3,543)           10,032
                                                               ----------------  ----------------  ----------------
INVESTMENT ACTIVITIES:
   Capital expenditures                                                (27,831)           (1,387)           (3,413)
   Disposals of property                                                    62               122                49
                                                               ----------------  ----------------  ----------------
  Net cash (used for) investment activities                            (27,769)           (1,265)           (3,364)
                                                               ----------------  ----------------  ----------------
FINANCING ACTIVITIES:
   Proceeds from new term loan                                               -                 -           230,000
   Proceeds from DIP facility                                                -                 -           108,000
   Repayment of DIP facility                                                 -                 -          (108,000)
   Financing fees                                                            -                 -            (7,895)
   Repayment of old bank debt                                                -                 -          (182,122)
   Obligations under capital leases discharged                          (3,760)           (1,176)           (3,094)
   Net repayment of long-term debt                                           -                 -           (17,000)
                                                               ----------------  ----------------  ----------------
  Net cash provided by (used for) financing activities                  (3,760)           (1,176)           19,889
                                                               ----------------  ----------------  ----------------

Net increase (decrease) in cash and temporary investments              (34,388)           (5,984)           26,557
Cash and temporary investments at beginning of period                   57,414            71,302            44,745
                                                               ----------------  ----------------  ----------------
Cash and temporary investments at end of period                  $      23,026     $      65,318     $      71,302
                                                               ================  ================  ================

Supplemental disclosure of cash flow information:
   Interest payments                                             $      21,772     $       4,097     $      21,358
   Accrued dividends                                                         -                 -             2,305



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

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the 53 weeks ended April 3, 1999 and the Company's Quarterly Report on Form 10-Q for the 16 weeks ended July 24, 1999. Operating results for the periods presented are not necessarily indicative of results for the full fiscal year.

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

NOTE 3 - Income Taxes

         The Company recorded an income tax provision, representing federal and state income taxes, of $2.6 million during the Fiscal 2000 Second Quarter and a $0.2 million net income tax benefit for the Fiscal 1999 Second Quarter. The Company recorded an income tax provision of $4.3 million during the Fiscal 2000 Year to Date and a $0.2 million net income tax benefit for the Fiscal 1999 Year to Date. The tax benefit that related to the potential use of operating loss carryforwards was offset by a valuation allowance during the Fiscal 1999 First Quarter.

NOTE 4 - Net Loss Per Share

         The net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share." This statement requires that entities present, on the face of the income statement for all periods reflected, basic and diluted per share amounts. Basic earnings per share is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding for the period adjusted for dilutive potential common shares. There were approximately 30 million weighted average shares outstanding for both basic and diluted earnings per share for the 28 Weeks Ended October 16, 1999. All potential common shares were excluded from the computation of the Company's diluted earnings per share because the effect would have been anti-dilutive. Net loss per share data is not meaningful for periods prior to August 15, 1998 due to the capital restructuring.

NOTE 5 - Supply Agreement

         On September 24, 1999, the Company signed a term sheet extending its supply agreement with its primary supplier, C&S Wholesale Grocers, Inc., of Brattleboro, Vermont. The expiration date of the agreement was extended until September 24, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

         As discussed in Note 1 to the accompanying Consolidated Financial Statements of Grand Union, the Company emerged from its Chapter 11 proceedings effective August 17, 1998. For financial reporting purposes, the Company accounted for the consummation of the Plan effective August 15, 1998. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under The Bankruptcy Code", the Company has applied Fresh-Start Reporting as of the Effective Date which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods prior to the Effective Date have been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company". For purposes of the discussion of Results of Operations for the 12 and 28 weeks ended October 10, 1998, the results of the Predecessor Company and Successor Company have been combined.


Results of Operations

         The following table sets forth certain statements of operations and other data (all dollars in millions).

                                                                 12 Weeks Ended                     28 Weeks Ended
                                                        ---------------------------------  ---------------------------------
                                                         October 16,       October 10,      October 16,       October 10,
                                                             1999             1998              1999             1998
                                                        ---------------  ----------------  ---------------  ----------------
Sales                                                     $      512.3     $      519.5      $    1,199.6     $    1,211.4
Gross profit                                                     156.4            155.7             363.2            360.8
Operating and administrative expenses                            127.3            130.6             300.6            307.8
Depreciation and amortization                                     12.9             13.1              29.1             30.8
Amortization of excess reorganization value                       30.4             28.3              71.0             60.4
Unusual items                                                      -                0.9               -                5.4
Interest expense, net                                              9.8             10.7              22.6             43.1
Income tax provision (benefit)                                     2.6             (0.2)              4.3             (0.2)
Net (loss) before extraordinary item                             (26.6)           (27.7)            (64.4)           (86.6)
Extraordinary item                                                 -              260.8               -              259.0
Net income (loss)                                                (26.6)           233.1             (64.4)           172.5
Net income (loss) applicable to common stock                     (26.6)           233.1             (64.4)           170.2

Sales percentage increase (decrease)                            (1.4)%            0.1%             (1.0)%           (1.3)%
Gross profit as a percentage of sales                           30.5%            30.0%             30.3%            29.8%
Operating and administrative expenses as a
   percentage of sales                                          24.8%            25.1%             25.1%            25.4%


         Sales for the 12 weeks ended October 16, 1999 (the "Fiscal 2000 Second Quarter") decreased $7.2 million, or 1.4%, compared to the 12 week period ended October 10, 1998 (the "Fiscal 1999 Second Quarter"). Same store sales for the Fiscal 2000 Second Quarter decreased approximately 0.36%. The reduction in sales for the Fiscal 2000 Second Quarter primarily resulted from the moving of a major promotion, "Grand Can Sale," from the last two weeks at the end of the Fiscal 2000 Second Quarter to the beginning of the 12 weeks ended January 8, 2000 (the "Fiscal 2000 Third Quarter") and by the ongoing updating and remodeling of our existing store base. For the Fiscal 2000 Second Quarter, the Company opened one new store and closed four stores. Sales for the 28 weeks ended October 16, 1999 (the "Fiscal 2000 Year to Date") decreased $11.8 million, or 1.0%, compared to the 28 week period ended October 10, 1998 (the "Fiscal 1999 Year to Date"). Comparable store sales for the Fiscal 2000 Year to Date, adjusted for the prior year's Easter week, increased approximately 0.30%. Store updating and remodeling, a very competitive environment, and fewer stores were principally responsible for decreased sales for the Fiscal 2000 Year to Date. During the Fiscal 2000 Year to Date, the Company opened five stores (including four Hot Dot stores) and closed six stores.

         Gross profit, as a percentage of sales, increased to 30.5% for the Fiscal 2000 Second Quarter from 30.0% for the Fiscal 1999 Second Quarter. This is primarily the result of the ongoing benefits realized from the renegotiated or planned growth programs within our key categories, increased profitability from our store brands, specialty, gourmet and health food categories and improved product mix in newly remodeled or expanded stores. Gross profit, as a percentage of sales, increased to 30.3% for the Fiscal 2000 Year to Date from 29.8% for the Fiscal 1999 Year to Date.

         Operating and administrative expenses, as a percentage of sales, decreased to 24.8% from 25.1% for the Fiscal 2000 Second Quarter as compared to the Fiscal 1999 Second Quarter as the Company continues to aggressively identify and take action on opportunities that reduce expenses in all areas of the business without affecting customer service. Operating and administrative expenses, as a percentage of sales, decreased to 25.1% from 25.4% for the Fiscal 2000 Year to Date as compared to the Fiscal 1999 Year to Date.

         Depreciation and amortization decreased in the Fiscal 2000 Second Quarter to $12.9 million compared to $13.1 million in the Fiscal 1999 Second Quarter and has decreased $1.7 million for the Fiscal 2000 Year to Date compared to the Fiscal 1999 Year to Date. This decrease is due primarily to assets which have been fully depreciated and the historical deferral of capital expenditures.

         Interest expense decreased to $9.8 million and $22.6 million for the Fiscal 2000 Second Quarter and the Fiscal 2000 Year to Date periods, respectively. This decrease primarily reflects the effect of the Company's reduced debt burden.

         The Company recorded Federal and State income tax provisions of $2.6 million during the Fiscal 2000 Second Quarter and a $4.3 million net income tax provision for the Fiscal 2000 Year to Date. The Company recorded an income tax benefit of $0.2 million for the Fiscal 1999 Second Quarter and Fiscal 1999 Year to Date. The tax benefit that related to the potential use of operating loss carryforwards was offset by a valuation allowance during the Fiscal 1999 First Quarter.

Liquidity and Capital Resources

         On the Effective Date and in connection with the consummation of the Plan of Reorganization, the Company entered into the Credit Agreement. The Credit Agreement is comprised of: (i) a $230 million Term Loan and (ii) a $70 million Revolving Credit Facility. The Term Loan and Revolving Credit Facility will mature on August 17, 2003. The proceeds of the Credit Agreement were used to refinance the obligations under the DIP Facility and supplemental term loan claims under the credit agreement that was in existence before the Chapter 11 case. The excess will be used for working capital and capital expenditures. Up to $50 million of the Revolving Credit Facility is available for the issuance of letters of credit. As of October 16, 1999, the Company had no borrowings and an aggregate of $31.4 million of letters of credit issued and outstanding under the Revolving Credit Facility.

         Cash interest payments totaled approximately $21.8 million for the Fiscal 2000 Year to Date and are expected to be approximately $48 million for the fiscal year ending April 1, 2000 ("Fiscal 2000"). Capital expenditures totaled $27.8 million for the Fiscal 2000 Year to Date and are expected to be approximately $100 million for Fiscal 2000, which will be funded through operations and the Revolving Credit Facility.

Year 2000 Compliance Disclosure

         In May 1998, the Company established a Year 2000 Task Force (the "Task Force") to address the issues that may occur as a result of the two-digit year change associated with the new millennium. The Task Force consists of a chairman, plus three staff members. The Task Force works in conjunction with the Information Technology Department ("IT"), the Company's Chief Information Officer, outside information technology and process consultants, outside counsel and the Company's Executive Committee, which is comprised of all of the Company's executive officers. The Task Force believes it has identified all computer-based systems and applications, including embedded systems, used by the Company in its operations. The Task Force has categorized these systems and applications according to the end-user department within the Company, based upon how critical the function is to the Company's operations. The Task Force has implemented the modifications or replacements necessary to achieve compliance; conducted tests to verify that the modified systems are operational and compliant; and once completed, reinstated the compliant systems into the normal operations of the Company. The systems and applications with the greatest level of importance to the Company's operations were assessed and modified or replaced in priority order. The Company believes that virtually all critical systems and applications are Year 2000 ("Y2K") compliant. Testing is expected to continue beyond January 1, 2000.

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

         Since the inception of the Task Force through October 16, 1999, the Company has expended approximately $3.5 million to address Y2K compliance issues. The Company estimates that it will incur additional expenses of $0.4 -
3.3 million, for a total of approximately $3.9 - 6.8 million, to address and resolve Y2K compliance issues, which includes the estimated costs of all modifications, testing and consultants' fees.

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

Special Note Concerning Forward-Looking Statements

         Except for historical information, some matters discussed herein may be considered "forward-looking statements" within the meaning of federal securities law. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the competitive environment in which the Company operates, the ability of the Company to maintain and improve its gross sales and margins, the liquidity of the Company on a cash flow basis (including the Company's ability to comply with the financial covenants of its Credit Agreement and to fund the Company's capital expenditure program), the Company's ability to complete its capital expenditures on a timely basis, the success of operating initiatives, the viability of the Company's strategic plan, Y2K compliance issues, regional weather conditions, and the general economic conditions in the geographic areas in which the Company operates. For additional information about the Company and its operating and financial condition, please see the Company's most recent Annual Report on Form 10-K for the year ended April 3, 1999 and the Company's Quarterly Report on Form 10-Q for the 16 weeks ended July 24, 1999 as filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

     Exhibit Number

           27.1       Financial Data Schedule

(b)      Reports on Form 8-K

     No reports on Form 8-K were filed during the 28 Weeks Ended October 16,
1999.

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

Date:  November 30, 1999