Form 10-Q
period 2000-01-08
GRAND UNION CO /DE/
filed 2000-02-22
CIK 316236

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 8, 2000
                                     ---------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                    ----------------    ----------------

Commission File Number 0-26602
                       -------


                             THE GRAND UNION COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                  22-1518276
---------------------------------------   --------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


201 Willowbrook Boulevard, Wayne, New Jersey               07470-0966
---------------------------------------------   --------------------------------
  (Address of principal executive offices)                 (Zip Code)



                                  973-890-6000
                 ---------------------------------------------
                    Registrant's telephone number, including
                                    area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                                Yes X     No
                                   ------   ------


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes X     No
                                   ------   ------


As of February 22, 2000, there were issued and outstanding 29,992,389 shares, par value $0.01 per share, of the Registrant's common stock.

                             THE GRAND UNION COMPANY

                                    Form 10-Q
                     For the 40 Weeks Ended January 8, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements.                                                               Page No.
                                                                                             --------
Consolidated Statement of Operations - 12 Weeks Ended January 8, 2000 and 12
Weeks Ended January 2, 1999                                                                     3



Consolidated Statement of Operations - 40 Weeks Ended January 8, 2000 and 20
Weeks Ended January 2, 1999 (Successor Company) and 20 Weeks Ended August 15, 1998
(Predecessor Company)                                                                            4


Consolidated Balance Sheet - January 8, 2000 and April 3, 1999                                   5


Consolidated Statement of Cash Flows - 40 Weeks Ended January 8, 2000 and 20
Weeks Ended January 2, 1999 (Successor Company) and 20 Weeks Ended August 15, 1998
(Predecessor Company)                                                                            6


Notes to Consolidated Financial Statements                                                       7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations.                                                                                     10


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                            12



PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.                                                      13

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (dollars in thousands, except per share data)
                                   (unaudited)

                                                     12 Weeks    12 Weeks
                                                       Ended       Ended
                                                     January 8,  January 2,
                                                       2000       1999
                                                   ----------  ----------

Sales                                              $  520,304  $  527,666

Cost of sales                                         370,945     373,700
                                                   ----------  ----------

Gross profit                                          149,359     153,966

Operating and administrative expenses                 128,025     126,105

Depreciation and amortization                          18,966      12,735

Amortization of excess reorganization value            30,428      30,077

Unusual items                                               -         341

Interest expense, net                                  10,503      10,169
                                                   ----------  ----------
(Loss) before income taxes and extraordinary item     (38,563)    (25,461)

Income tax provision (benefit)                         (3,000)      1,228
                                                   ----------  ----------
Net (loss) before extraordinary item                  (35,563)    (26,689)

Extraordinary item                                          -           -
                                                   ----------  ----------
Net (loss) applicable to common stock              $  (35,563) $  (26,689)
                                                   ==========  ==========
Basic and diluted net (loss) per common share      $    (1.19) $    (0.89)
                                                   ==========  ==========
Weighted average number of shares outstanding      29,992,389  30,000,000
                                                   ==========  ==========




   See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                 Predecessor
                                                         Successor  Company        Company
                                                     ------------------------     ----------
                                                      40 Weeks        20 Weeks      20 Weeks
                                                       Ended           Ended         Ended
                                                      January 8,      January 2,    August 15,
                                                       2000            1999          1998
                                                    ----------     ----------     ----------
Sales                                               $ 1,719,920    $   870,137    $   868,962

Cost of sales                                         1,207,378        613,357        610,930
                                                    -----------    -----------    -----------
Gross profit                                            512,542        256,780        258,032

Operating and administrative expenses                   428,583        212,281        221,647

Depreciation and amortization                            48,115         21,465         22,117

Amortization of excess reorganization value             101,422         50,319         40,128

Unusual items                                              --              988          4,789

Interest expense, net                                    33,148         16,788         36,509
                                                    -----------    -----------    -----------
(Loss) before income taxes and extraordinary item       (98,726)       (45,061)       (67,158)

Income tax provision                                      1,258          1,052           --
                                                    -----------    -----------    -----------
Net (loss) before extraordinary item                    (99,984)       (46,113)       (67,158)

Extraordinary item                                         --             --          259,045
                                                    -----------    -----------    -----------
Net income (loss)                                       (99,984)       (46,113)       191,887

Accrued dividends on preferred stock                       --             --            2,305
                                                    -----------    -----------    -----------
Net income (loss) applicable to common stock        $   (99,984)   $   (46,113)   $   189,582
                                                    ===========    ===========    ===========

Basic and diluted net (loss) per common share       $     (3.33)   $     (1.54)
                                                    ===========    ===========

Weighted average number of shares outstanding        29,996,086     30,000,000
                                                    ===========    ===========


   See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                           CONSOLIDATED BALANCE SHEET
                    (numbers in thousands, except par value)
                                   (unaudited)

                                                                     January 8,     April 3,
                                                                        2000          1999
                                                                   ------------ -------------
ASSETS
Current assets:
  Cash and temporary investments                                   $    21,666    $    57,414
  Receivables                                                           61,369         34,645
  Inventories                                                          155,150        152,217
  Other current assets                                                   6,617          7,644
                                                                   -----------    -----------
    Total current assets                                               244,802        251,920
Property, net                                                          326,423        327,881
Excess reorganization value, net                                       212,997        314,420
Beneficial leases, net                                                  56,995         66,547
Deferred income taxes, net                                             120,001        114,429
Other assets                                                            12,981         14,053
                                                                   -----------    -----------
        Total assets                                               $   974,199    $ 1,089,250
                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                             $      --      $      --
  Current portion of obligations under capital leases                    5,005          6,303
  Accounts payable and accrued liabilities                             157,292        171,999
                                                                   -----------    -----------
    Total current liabilities                                          162,297        178,302
Long-term debt                                                         234,000        230,000
Obligations under capital leases                                       150,604        154,837
Adverse leases, net                                                     70,348         74,322
Other noncurrent liabilities                                           149,317        144,172
                                                                   -----------    -----------
      Total liabilities                                                766,566        781,633
                                                                   -----------    -----------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value; 60,000,000 shares authorized,
    29,992,389 and 30,000,000 shares issued and outstanding at
    January 8, 2000 and April 3, 1999, respectively                        300            300
  Preferred stock, $1.00 par value; 10,000,000 shares authorized,
    no shares issued and outstanding                                      --             --
  Capital in excess of par value                                       384,800        384,800
  Accumulated deficit                                                 (177,467)       (77,483)
                                                                   -----------    -----------
      Total stockholders' equity                                       207,633        307,617
                                                                   -----------    -----------
        Total liabilities and stockholders' equity                 $   974,199    $ 1,089,250
                                                                   ===========    ===========


   See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (numbers in thousands)
                                   (unaudited)

                                                                                          Predecessor
                                                                Successor Company          Company
                                                              ----------------------     -----------
                                                                 40 Weeks    20 Weeks      20 Weeks
                                                                  Ended       Ended           Ended
                                                                January 8,   January 2,     August 15,
                                                                  2000        1999           1998
                                                             ----------   ----------     -----------
OPERATING ACTIVITIES:
 Net income (loss)                                          $ (99,984)   $ (46,113)   $ 191,887
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities
  before reorganization items paid:
   Unusual items                                                 --            988        4,789
   Extraordinary item                                            --           --       (259,045)
   Depreciation and amortization                              149,537       71,784       62,245
   Pension and other non-cash items                             6,306        3,650        3,957
   Net deferred income tax                                     (5,572)       1,052         --
   Non-cash interest                                            1,215          607          626
   Gain on sale of property                                      --         (1,889)        --
 Net changes in assets and liabilities:
  Receivables                                                 (26,724)     (14,691)      (1,506)
  Inventories                                                  (3,683)     (24,309)      (5,579)
  Other current assets                                          1,027         (104)         (99)
  Other assets                                                 (1,110)       1,545           29
  Accounts payable and accrued liabilities                    (14,707)      13,839       22,347
  Other noncurrent liabilities                                   (411)      (2,278)        (517)
                                                            ---------    ---------    ---------
 Net cash provided by operating activities
  before reorganization items paid                              5,894        4,081       19,134
   Reorganization items paid                                     --           (988)      (9,102)
                                                            ---------    ---------    ---------
 Net cash provided by operating activities                      5,894        3,093       10,032
                                                            ---------    ---------    ---------
INVESTMENT ACTIVITIES:
  Capital expenditures                                        (40,708)      (7,454)      (3,413)
  Proceeds from sale of property                                 --          2,139         --
  Disposals of property                                            73          150           49
                                                            ---------    ---------    ---------
 Net cash (used for) investment activities                    (40,635)      (5,165)      (3,364)
                                                            ---------    ---------    ---------
FINANCING ACTIVITIES:
  Proceeds from new term loan                                    --           --        230,000
  Proceeds from Revolving Credit Facility                     107,000         --           --
  Proceeds from DIP Facility                                     --           --        108,000
  Repayment of Revolving Credit Facility                     (103,000)        --           --
  Repayment of DIP Facility                                      --           --       (108,000)
  Financing fees                                                 --           --         (7,895)
  Repayment of old bank debt                                     --           --       (182,122)
  Obligations under capital leases discharged                  (5,007)      (2,799)      (3,094)
  Net repayment of long-term debt                                --           --        (17,000)
                                                            ---------    ---------    ---------
 Net cash provided by (used for) financing  activities
                                                               (1,007)      (2,799)      19,889
                                                            ---------    ---------    ---------
Net increase (decrease) in cash and temporary investments     (35,748)      (4,871)      26,557
Cash and temporary investments at beginning of
  period                                                       57,414       71,302       44,745
                                                            ---------    ---------    ---------
Cash and temporary investments at end of period             $  21,666    $  66,431    $  71,302
                                                            =========    =========    =========

Supplemental disclosure of cash flow information:
  Interest payments                                         $  31,894    $  13,669    $  21,358
  Accrued dividends                                              --           --          2,305
  Taxes paid                                                    4,840         --           --

   See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - Change in Management and Board of Directors

      On December 17, 1999, the Board of Directors voted to expand the number of directors from eleven to fifteen and elected four new members: Neil A. Augustine, Michael Embler, Stephen M. Peck and Herbert E. Seif.

      On February 13, 2000, the Grand Union Company (the "Company") removed J. Wayne Harris from his position as Chief Executive Officer, Chairman of the Board, and a Director of the Company, effective immediately. In addition, Jack
W. Partridge, Jr., resigned from his position as Vice Chairman, Chief Administrative Officer and a Director of Grand Union. The Company expects to record a charge, in an amount yet to be determined, in the 12 weeks ended April 1, 2000 (the "Fiscal 2000 Fourth Quarter") related to these matters.

      Gary M. Philbin, the Company's President and a member of the Board of Directors, was elected Chief Executive Officer to replace Harris, and Stephen M. Peck, a non-management director, became Chairman of the Board, replacing Harris in that role. Mr. Philbin had served as the Company's President and Chief Merchandising Officer since joining the Company in 1997.

      The Company promoted its Executive Vice President and Chief Financial Officer ("CFO"), Jeffrey P. Freimark, to succeed Mr. Partridge as Chief
Administrative Officer. Mr. Freimark, who will continue as CFO, has also been elected to the Company's Board of Directors. Effective February 13, 2000, the Board voted to reduce the number of directors from fifteen to fourteen.

      For more information on the change in Management and Board of Directors, reference is made to Exhibit 99.1 to the Company's report on Form 8-K dated February 14, 2000.

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

      These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the 53 weeks ended April 3, 1999 and the Company's Quarterly Reports on Form 10-Q for the 16 weeks ended July 24, 1999 and the 28 weeks ended October 16, 1999. Operating results for the periods presented are not necessarily indicative of results for the full fiscal year.

      Certain reclassifications have been made to prior period amounts to conform to current period presentation.

NOTE 3 - Reorganization

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

NOTE 4 - Impairment Losses

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" ("SFAS 121"), the Company records impairments of long-lived assets, certain identifiable intangibles, and associated goodwill when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. In accordance with this statement, the Company performed an evaluation of its assets for impairment considering the present value of estimated net future operating cash flows. This review resulted in the Company recording an impairment loss of $7.1 million during the 12 weeks ended January 8, 2000 (the "Fiscal 2000 Third Quarter"), which was recorded through depreciation and amortization in order to write down certain impaired store assets.

NOTE 5 - Income Taxes

      Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company recorded an income tax benefit, representing federal and state income taxes, of $3.0 million during the Fiscal 2000 Third Quarter and a $1.2 million income tax provision for the 12 weeks ended January 2, 1999 (the "Fiscal 1999 Third Quarter"). The Company recorded an income tax provision of $1.3 million during the 40 weeks ended January 8, 2000 (the "Fiscal 2000 Year to Date") and a $1.1 million income tax provision for the 40 weeks ended January 2, 1999 (the "Fiscal 1999 Year to Date").

NOTE 6 - Net Loss Per Share

      The net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share." This statement requires that entities present, on the face of the income statement for all periods reflected, basic and diluted per share amounts. Basic earnings per share is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding for the period adjusted for dilutive potential common shares. There were approximately 30 million weighted average shares outstanding for both basic and diluted earnings per share for the Fiscal 2000 Year to Date. All potential common shares were excluded from the computation of the Company's diluted earnings per share because the effect would have been anti-dilutive. Net loss per share data is not meaningful for periods prior to August 15, 1998 due to the capital restructuring.

NOTE 7 - Debt


      The components of the Company's debt are as follows (in thousands):

                                                 January 8,    April 3,
                                                    2000          1999
                                                 ------------  ------------
Bank Credit Agreements

  Term Loan                                        $230,000      $230,000
  Revolving Credit                                    4,000           -
                                                 ------------  ------------
                                                    234,000       230,000
Less: current maturities of long-term debt                -           -
                                                 ------------  ------------
Long-term debt                                     $234,000      $230,000
                                                 ============  ============


      On August 17, 1998, in connection with the consummation of the Plan of Reorganization, the Company entered into the Credit Agreement. The Credit Agreement is comprised of: (i) a $230 million term loan facility (the "Term Loan") and (ii) a $70 million revolving credit facility (the "Revolving Credit"). The Term Loan and Revolving Credit will mature on August 17, 2003. The proceeds of the Credit Agreement have been used to refinance the obligations under the DIP Facility and supplemental term loan claims under the Old Credit Agreement, and the excess portion will be used for the working capital needs of Grand Union and its subsidiaries, including capital expenditures. Up to $50 million of Revolving Credit will be available for the issuance of letters of credit. As of January 8, 2000, an aggregate of $30.6 million of letters of credit were issued and outstanding under the Credit Agreement.

NOTE 8 - Supply Agreement

      On September 24, 1999, the Company signed a term sheet extending its agreement with its primary supplier, C&S Wholesale Grocers, Inc., of Brattleboro, Vermont. The expiration date of the agreement is September 24, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:


      As discussed in Note 2 to the accompanying Consolidated Financial Statements of Grand Union, the Company emerged from its Chapter 11 proceedings effective August 17, 1998. For financial reporting purposes, the Company accounted for the consummation of the Plan effective August 15, 1998. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under The Bankruptcy Code", the Company has applied Fresh-Start Reporting as of the Effective Date which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The period prior to the Effective Date has been designated "Predecessor Company" and the periods subsequent to the Effective Date have been designated "Successor Company". For purposes of the discussion of Results of Operations for the 12 and 40 weeks ended January 2, 1999, the results of the Predecessor Company and Successor Company have been combined.


Results of Operations

      The following table sets forth certain statements of operations and other data (all dollars in millions).

                                                    12 Weeks Ended            40 Weeks Ended
                                               ----------------------    ----------------------
                                                January 8,  January 2,    January 8,   January 2,
                                                   2000        1999        2000        1999
                                               ----------  ----------   ----------  ----------
Sales                                           $  520.3   $  527.7   $  1,719.9   $  1,739.1
Gross profit                                       149.4      154.0        512.5        514.8
Operating and administrative expenses              128.0      126.1        428.6        433.9
Depreciation and amortization                       19.0       12.7         48.1         43.6
Amortization of excess reorganization value         30.4       30.1        101.4         90.4
Unusual items                                     --            0.3       --              5.8
Interest expense, net                               10.5       10.2         33.1         53.3
Income tax provision (benefit)                      (3.0)       1.2          1.3          1.1
Net (loss) before extraordinary item               (35.6)     (26.7)      (100.0)      (113.3)
Extraordinary item                                --         --           --            259.1
Net income (loss)                                  (35.6)     (26.7)      (100.0)       145.8
Net income (loss) applicable to common stock       (35.6)     (26.7)      (100.0)       143.5


Sales percentage (decrease)                         (1.4%)     (1.2%)       (1.1%)       (1.3%)
Gross profit as a percentage of sales               28.7%      29.2%        29.8%        29.6%
Operating and administrative
  expenses as a percentage of sales                 24.6%      23.9%        24.9%        25.0%



      Sales for the 12 weeks ended January 8, 2000 (the "Fiscal 2000 Third Quarter") decreased $7.4 million, or 1.4%, compared to the 12 week period ended January 2, 1999 (the "Fiscal 1999 Third Quarter"). Comparable store sales for the Fiscal 2000 Third Quarter increased 0.41%. The reduction in sales is primarily due to competitive activity and effects related to implementation of the Company's capital expenditure plan. These include delays in new store openings and sales disruptions in stores undergoing significant remodeling. The Company opened 2 new stores and closed 2 stores during the Fiscal 2000 Third Quarter. Sales for the 40 weeks ended January 8, 2000 (the "Fiscal 2000 Year to Date") decreased $19.2 million or 1.1% when compared to the 40 weeks ended January 2, 1999 (the "Fiscal 1999 Year to Date"). Comparable store sales for the Fiscal 2000 Year to Date increased 0.34%, adjusted to exclude the prior year's Easter week. During the Fiscal 2000 Year to Date, the Company opened 9 new stores and closed 10 stores.

      Gross profit, as a percentage of sales, was 28.7% for the Fiscal 2000 Third Quarter, compared with 29.2% during the Fiscal 1999 Third Quarter. This is primarily due to increased promotional activity during the Fiscal 2000 Third Quarter holiday season. For the Fiscal 2000 Year to Date gross profit was 29.8%, compared to 29.6% for the Fiscal 1999 Year to Date.

      Operating and administrative expenses for the Fiscal 2000 Third Quarter were 24.6% of sales, compared with 23.9% for the Fiscal 1999 Third Quarter. Operating and administrative expenses for the Fiscal 2000 Year to Date were 24.9% of sales, compared with 25.0% for the Fiscal 1999 Year to Date. The Company continues to aggressively pursue opportunities for reducing expenses.

      Depreciation and amortization increased in the Fiscal 2000 Third Quarter to $19.0 million compared to $12.7 million in the Fiscal 1999 Third Quarter primarily due to the impact of impairment losses on assets of $7.1 million. Depreciation and amortization increased to $48.1 million for the Fiscal 2000 Year to Date from $43.6 million for the Fiscal 1999 Year to Date. This increase is attributed to the impairment losses of $7.1 million recorded in the Fiscal 2000 Third Quarter reduced by the effect of fully depreciated assets and the historical deferral of capital expenditures.

      Interest expense increased to $10.5 million for the Fiscal 2000 Third Quarter from $10.2 million for the Fiscal 1999 Third Quarter primarily due to drawings on the Revolving Credit Facility. Interest expense decreased to $33.1 million for the Fiscal 2000 Year to Date from $53.3 million for the Fiscal 1999 Year to Date. This decrease primarily reflects the effect of the Company's reduced debt burden and a reduction in interest rates on the Term Loan and the Revolving Credit Facility.

      Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company recorded a federal and state income tax benefit of $3.0 million during the Fiscal 2000 Third Quarter and a $1.3 million income tax provision for the Fiscal 2000 Year to Date. During the Fiscal 2000 Year to Date, the Company made income tax payments of $4.8 million.

Liquidity and Capital Resources

      On the Effective Date and in connection with the consummation of the Plan of Reorganization, the Company entered into the Credit Agreement. The Credit Agreement is comprised of: (i) a $230 million Term Loan and (ii) a $70 million Revolving Credit Facility. The Term Loan and Revolving Credit Facility will mature on August 17, 2003. The proceeds of the Credit Agreement were used to refinance the obligations under the DIP Facility and supplemental term loan claims under the credit agreement that was in existence before the Chapter 11 case. The excess will be used for working capital and capital expenditures. Up to $50 million of the Revolving Credit Facility is available for the issuance of letters of credit. As of January 8, 2000, the Company had net borrowings of $4 million and an aggregate of $30.6 million of letters of credit issued and outstanding under the Revolving Credit Facility.

      Cash interest payments totaled approximately $31.9 million for the Fiscal 2000 Year to Date and are expected to be approximately $42 million for the fiscal year ending April 1, 2000 ("Fiscal 2000"). Capital expenditures totaled $40.7 million for the Fiscal 2000 Year to Date and are expected to be approximately $70 million for Fiscal 2000, which will be funded through operations and the Revolving Credit Facility.

Year 2000 Compliance Disclosure

      The Company experienced no disruption to operations that could have occurred as a result of the two-digit year change associated with the new millennium.

      Since the inception of the Year 2000 Task Force (a cross functional committee working in conjunction with the Company's Chief Information Officer, outside counsel, and Arthur Andersen), the Company has spent approximately $3.6 million addressing this issue. This includes $130,000 spent in the Fiscal 2000 Third Quarter.

Impact of New Accounting Standards

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company is required to implement SAB 101 for the fiscal quarter ending July 22, 2000, however the Company intends to implement SAB 101 during the 12 weeks ended April 1, 2000 (the "Fiscal 2000 Fourth Quarter"). The Company is in the process of evaluating SAB 101 and has not yet determined the impact on the Company's consolidated financial statements.

Special Note Concerning Forward-Looking Statements

      Except for historical information, some matters discussed herein may be considered "forward-looking statements" within the meaning of federal securities law. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the competitive environment in which the Company operates, the ability of the Company to maintain and improve its gross sales and margins, the liquidity of the Company on a cash flow basis (including the Company's ability to comply with the financial covenants of its Credit Agreement and to fund the Company's capital expenditure program), the Company's ability to complete its capital expenditures on a timely basis, the success of operating initiatives, the viability of the Company's strategic plan, Y2K compliance issues, regional weather conditions, and the general economic conditions in the geographic areas in which the Company operates. For additional information about the Company and its operating and financial condition, please see the Company's most recent Annual Report on Form 10-K for the year ended April 3, 1999 and the Company's Quarterly Report on Form 10-Q for the 16 weeks ended July 24, 1999 and the 28 weeks ended October 16, 1999, as filed with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

      Exhibit Number

       27    Financial Data Schedule

(b)   Reports on Form 8-K

      Relating to changes in Management and Board of Directors - dated February 14, 2000.

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

                                                THE GRAND UNION COMPANY
                                                -----------------------
                                                      (Registrant)


                                                /s/ Jeffrey P. Freimark
                                             -------------------------------
                                             Jeffrey P. Freimark,
                                             Executive Vice President,
                                             Chief Financial and Administrative
                                             Officer

Date:  February 22, 2000