Form 10-K
period 2000-04-01
GRAND UNION CO /DE/
filed 2000-06-30
CIK 316236

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

     For the fiscal year ended April 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

                         Commission File Number 0-26602

                             THE GRAND UNION COMPANY
             (Exact name of registrant as specified in its charter)


                              Delaware                                                          22-1518276
----------------------------------------------------------------------       --------------------------------------------------
          (State or other jurisdiction of incorporation or                         (I.R.S. Employer Identification No.)
                                                          -
                            organization)


        201 Willowbrook Boulevard, Wayne, New Jersey                                            07470-0966
----------------------------------------------------------------------       --------------------------------------------------
              (Address of principal executive offices)                                          (Zip Code)


Registrant's telephone number, including area code                                            (973) 890-6000
                                                                             --------------------------------------------------

Securities registered pursuant to Section 12 (b) of the Act:

                         Title of each class                                     Name of each exchange on which registered
----------------------------------------------------------------------       --------------------------------------------------


                                None

----------------------------------------------------------------------       --------------------------------------------------


Securities registered pursuant to Section 12 (g) of the Act:                          Common Stock, Par Value $0.01
                                                                             --------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
Yes     X          No
    ----------        ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                              [Cover page 1 of 2]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 26, 2000 approximately $16,871,000, based upon the closing sales price of the Common Stock on the NASDAQ National Market on such date. For the purpose of this calculation, all members of the Board of Directors are presumed to be affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     X          No
                          ----------        ----------

As of June 26, 2000 there were issued and outstanding 29,992,098 shares, par value $0.01 per share, of the registrant's Common Stock.

Documents Incorporated by Reference: The Proxy Statement for the 2000 Annual Meeting of Shareholders has been incorporated by reference partially in Part III hereof.

                              [Cover page 2 of 2]

                             THE GRAND UNION COMPANY

                                    FORM 10-K
                        For the Year Ended April 1, 2000

                                      Index

                                                                                                                    Page

                                Part I

Item 1.      Business...........................................................................................     1
Item 2.      Properties.........................................................................................     5
Item 3.      Legal Proceedings..................................................................................     6
Item 4.      Submission of Matters to a Vote of Security Holders................................................     7

                                Part II

Item 5.      Market for the Registrant's Common Stock and Related Stockholder Matters...........................     7
Item 6.      Selected Consolidated Financial Data...............................................................     8
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..............     8
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.........................................    12
Item 8.      Financial Statements and Supplementary Data........................................................    13
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............    13

                                Part III

Item 10.     Directors and Executive Officers of the Registrant.................................................    13
Item 11.     Executive Compensation.............................................................................    13
Item 12.     Security Ownership of Certain Beneficial Owners and Management.....................................    13
Item 13.     Certain Relationships and Related Transactions.....................................................    13

                                Part IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................    14
Signatures......................................................................................................    17


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

PART I

Item 1.  Business

General

     The Grand Union Company, a Delaware corporation ("Grand Union" or the "Company"), is engaged in the retail food business. Grand Union operated 216 stores in six northeastern states averaging approximately 20,050 selling square feet per store as of April 1, 2000. The selling square feet per store ranges from 1,850 to 47,703. As of June 26, 2000, the Company operates 206 stores in Connecticut, New Hampshire, New Jersey, New York, Pennsylvania and Vermont. On March 24, 2000, the NASDAQ Listing Qualifications Panel advised the Company its Common Stock no longer qualified for trading on the NASDAQ National Market and would be delisted. The Company has appealed the decision and is seeking to transfer the Common Stock to the NASDAQ SmallCap Market. In order to qualify for listing on the NASDAQ SmallCap Market, the Company must satisfy all listing criteria, including the $1 minimum bid price. The Company's appeal will be considered by NASDAQ on July 27, 2000. Until a final determination is made, the Company's Common Stock will remain on the NASDAQ National Market under the ticker symbol "GUCO" as it has been since October 1, 1998.

     Since 1997, Grand Union has attempted to stabilize and improve its operations in the critical areas of sales, margins, promotional income and expense levels. These initiatives included numerous position eliminations and a complete restaffing of senior management positions in 1997, 1998, and 2000, organizational restructuring measures and reconfiguration of the Company into three geographic operating areas. Grand Union is continuing its evaluation of all strategic initiatives, including the identification of additional areas for operating and administrative expense reduction, implementation of technological efficiency and the pursuit of new marketing and merchandising activities, all of which are designed to enhance the Company's image as a high-quality, value-driven operator in the northeastern retail food industry.

Strategic Initiatives

     In recent years, results in the supermarket industry have been impacted by slow population growth, increasing competitive activity and changing consumer shopping and eating patterns. These factors, and others, are projected to lead to essentially flat real supermarket sales growth over the next several years.

     Grand Union is in the process of exploring various strategic alternatives to improve its financial performance, which may include asset sales, store closings or a sale of the Company. The Company has retained Merrill Lynch & Co. to provide investment banking advice and Alvarez & Marsal, Inc. to assist in the development of a strategic business plan. The business plan is anticipated to address all of the Company's operating locations and will assist in the creation of strategies to assess both long-term and short-term objectives and goals. The Company will continue to focus its operational efforts on identifying and understanding the ongoing changes in consumer trends, thereby allowing consumer preferences to be the drivers of change in Grand Union's offerings of services and products. The Company continues to develop and evaluate new retailing strategies that will respond to its customers' needs.

     On August 17, 1998 (the "Effective Date"), Grand Union consummated the 1998 Reorganization under Chapter 11 of the Bankruptcy Code (the "Reorganization") pursuant to the August 5, 1998 Confirmation Order of the United States Bankruptcy Court for the District of New Jersey. As a result of the 1998 Reorganization, the Company substantially improved its liquidity, significantly reduced its debt and interest expense, and entered into a $300 million credit agreement (see "The 1998 Reorganization" below). The substantial reduction of debt and the availability of new funds enabled Grand Union to reorganize and to commence a capital expenditure program intended to enhance its operations, profitability and competitiveness of the Company. In order to maximize liquidity, the Company has reduced its capital expenditure program.

     EACH OF THE FOREGOING STRATEGIC INITIATIVES ARE FORWARD-LOOKING AND INVOLVE RISKS AND UNCERTAINTIES. THERE CAN BE NO ASSURANCE THAT ANY OF THE STRATEGIC INITIATIVES WILL IMPROVE THE FINANCIAL PERFORMANCE OF THE COMPANY.

Store Formats and Locations; Competition

     Grand Union's store sizes and formats vary depending upon the demographics, competitive conditions and real estate availability in each location in which it operates. The Company's supermarkets offer a wide selection of national brand and private label grocery and general merchandise products as well as high-quality perishables and service departments. The majority of Grand Union's sales are generated from stores which include high-margin specialty and service departments. Selected locations feature in-store cafes and pharmacies. Liquor, beer and wine departments are included in many locations, subject to the limitations of state and local laws. Grand Union's supermarkets range in size from 7,300 to 69,000 gross square feet.

     Subsequent to April 1, 2000, the Company opened one and closed eleven stores. As of June 26, 2000, Grand Union operates 206 stores in six states, including 112 in New York, 33 in Vermont, 42 in New Jersey, 14 in Connecticut, 3 in New Hampshire and 2 in Pennsylvania.

     The food retailing business is highly competitive. Grand Union competes with numerous national, regional and local supermarket chains. Grand Union also competes with convenience stores, stores owned and operated or otherwise affiliated with large food wholesalers, unaffiliated independent food stores, warehouse/merchandise clubs, discount drugstore chains and discount general merchandise chains. Some of the Company's competitors have greater financial resources than Grand Union has and could use those resources to take steps which would adversely affect the Company's competitive position.

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

     In the Mid-Hudson Valley area of New York, the Company's principal competitors are Big V Supermarkets Inc. (a member of the Wakefern ("ShopRite") cooperative), Price Chopper, Hannaford and A&P. Continuing weak economic conditions in the Mid-Hudson Valley have constrained business in recent years. In addition, the Company's results in this region have been adversely affected by recent competitive store openings.

     In Vermont, Grand Union's principal competitors are Price Chopper and Hannaford. Based on its information, Grand Union maintains the largest market share in Vermont. Zoning and environmental regulations in the state restrict commercial development, including supermarkets which might be competitors of the Company.

     A number of the Company's stores in upstate New York and Vermont are in resort areas. These generally experience significant increases in sales in the summer months and in some cases during the winter ski season.

     The Company's stores in metropolitan New York, Connecticut and New Jersey serve densely populated communities with demographics particularly well suited for store formats emphasizing specialty departments. Accordingly, the sales mix in these stores includes a larger percentage of higher margin perishable items. In addition, the high population density as well as the geographic concentration of stores provide substantial economy of scale opportunities. Some of the Company's stores in these areas, as in upstate New York and Vermont, experience increased sales during the summer months.

     In New Jersey, the Company competes primarily against A&P, Pathmark, Edwards, ShopRite and various other supermarkets. In Westchester, Orange, Rockland, Dutchess and Putnam Counties in New York, the Company generally competes with A&P, Edwards and ShopRite. On Long Island, the Company's principal competitors include A&P, Waldbaums (division of A&P), Pathmark, ShopRite, King Kullen and Edwards. Grand Union's main competitors in Fairfield County, Connecticut include Stop & Shop and A&P. It has been publicly announced that the Edwards stores noted above converted to the Stop & Shop banner.

Distribution and Supply

     The majority of Grand Union's merchandise is distributed to Grand Union stores by C&S Wholesale Grocers, Inc. ("C&S") pursuant to several supply and distribution agreements. Under the agreements, C&S supplies grocery products from its own warehouses, and health and beauty care and general merchandise products from Grand Union's Montgomery, New York warehouse. On September 24, 1999, the Company signed a term sheet (the "C&S Term Sheet") extending its primary supply agreement with C&S and modifying certain terms. The C&S Term Sheet provides for substantial monetary penalties in the event the Company is sold or closes stores, and such closed or sold stores are not thereafter supplied by C&S. The expiration date of the agreement was extended until September 24, 2014, and the parties are drafting a final agreement. Grand Union also contracts with a third party for frozen food distribution, however, that agreement terminates by its terms in April 2001, and C&S will assume such work. Management believes that Grand Union's existing agreements with C&S enhance the Company's ability to offer consistently fresh and high-quality products to its customers at competitive prices. Grand Union operates a 20,000 square foot commissary located in Newburgh, New York, in which high quality cooked meat products, salads, salad ingredients and soups are prepared for sale in the delicatessen departments of the Company's stores.

Selected Data

     The table below sets forth certain statistical information with respect to Grand Union retail stores for the past three years.


                                                                     Fiscal           Fiscal            Fiscal
                                                                      2000             1999              1998
                                                                ----------------- ----------------- -----------------
Number of stores (at end of year)                                      216              217                222
Total selling square feet at end of year (in thousands)              4,331            4,293              4,353
Average sales per selling square foot per week                  $     9.79        $   10.05         $    10.07


Capital Investment

     The Company's capital spending since the 1998 Reorganization has been focused on renovating and upgrading existing Grand Union stores and opening new and replacement stores in existing marketing areas. Cash capital expenditures for the fiscal year ended April 1, 2000 ("Fiscal 2000"), 33 weeks ended April 3, 1999, the 20 weeks ended August 15, 1998, and the fiscal year ended March 28, 1998 ("Fiscal 1998") were approximately $66.3 million, $20.9 million, $3.4 million, and $39.7 million, respectively, excluding capital lease additions of $1.6 million, $7.6 million, $0, and $21.7 million, respectively. In order to maximize liquidity, the Company has reduced the capital expenditure program. See
Item 6 for information concerning the methodology utilized to report the Company's operating results before and after the 1998 Reorganization.

Information Technology

     Financial, purchasing and operating system requirements are supported through a central computer system located in Wayne, New Jersey. As of April 1, 2000, Grand Union utilized scanning systems in 188 stores (representing approximately 95% of total sales).

Employees

     As of April 1, 2000, Grand Union had approximately 13,600 employees, of whom approximately 67% were employed on a part-time basis. Approximately 55% of Grand Union's employees are covered by 12 collective bargaining agreements with various local unions.

     In October 1999, the Company entered into a successor labor agreement with United Food and Commercial Workers Local 342-50 covering approximately 275 meat, seafood, deli and Taste Place employees in 15 of the Company's stores in Queens, Nassau and Suffolk counties in New York. That agreement expires in October 2003. In December 1999, the Company reached an agreement with Teamsters Local 445 for a successor collective bargaining agreement covering approximately 80 warehouse employees at the Company's Montgomery distribution warehouse. The Local 445 agreement expires December 7, 2002. The Company's other labor agreements expire between September 2000 and May 2003.

     As of April 1, 2000, all employees covered by collective bargaining agreements were employed at store locations and in the Company's Montgomery, New York warehouse.

     The Company believes that its relationship with employees is generally satisfactory.

Trade Names, Service Marks and Trademarks

     Grand Union owns and actively uses over 20 trade names, service marks and trademarks (collectively, "Marks"). Among these Marks are "Grand Union"(R), the symbol of a red dot, "Grand Classics"(R), "Big Gold Top"(R), "The Best Take Out Restaurant in Town"(R), "Grand Premium"(R), "Taste Place"(R), "Holland Hall"(R) and "Red Dot Special"(R), all of which are significant to the Company's business. The Company also has common law rights in, has filed for, or intends to file for various other Marks.

Common Stock Trading

     On March 24, 2000, the NASDAQ Listing Qualifications Panel advised the Company its Common Stock no longer qualified for trading on the NASDAQ National Market and would be delisted. The Company has appealed the decision and is seeking to transfer the Common Stock to the NASDAQ SmallCap Market. In order to qualify for listing on the NASDAQ SmallCap Market, the Company must satisfy all listing criteria, including the $1 minimum bid price. The Company's appeal will be considered by NASDAQ on July 27, 2000. Until a final determination is made, the Company's Common Stock will remain on the NASDAQ National Market under the ticker symbol "GUCO" as it has been since October 1, 1998.

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

     On February 13, 2000, the Board of Directors removed J. Wayne Harris from his position as Chief Executive Officer, Chairman of the Board, and a Director of the Company. In addition, Jack W. Partridge, Jr., resigned from his position as Vice Chairman, Chief Administrative Officer and a Director of Grand Union on February 13, 2000. Messrs. Harris and Partridge have each executed a Settlement Agreement and General Release with the Company.

     On February 13, 2000, Gary M. Philbin was elected Chief Executive Officer to replace Mr. Harris, and Stephen M. Peck, a non-management director, became the Chairman of the Board, replacing Mr. Harris in that role. Mr. Philbin has served as a director and the Company's President and Chief Merchandising Officer since joining the Company in October 1997. The Company has recorded a charge to operations during the 12 weeks ended April 1, 2000 (the "Fiscal 2000 Fourth Quarter") related to these matters.

     The Company promoted its Executive Vice President and Chief Financial Officer ("CFO"), Jeffrey Freimark, to succeed Mr. Partridge as Chief Administrative Officer. Mr. Freimark, who will continue as CFO, was also elected to the Company's Board of Directors. Effective February 13, 2000, and in connection with the changes referenced above, the Board voted to reduce the number of directors from fifteen to fourteen.

     The 1998 Reorganization

     In February 1998, due to a lack of sufficient liquidity, increasing competition, consolidation, and falling margins, Grand Union determined that its financial resources would be insufficient to satisfy the interest payment due and payable on its then outstanding senior notes (the "Old Senior Notes"). As a result, Grand Union did not make its March 2, 1998 interest payment to holders of the Old Senior Notes. The failure to make such interest payment constituted a default under the indenture governing the Old Senior Notes and a cross-default under its then outstanding credit agreement (the "Old Credit Agreement").

     Accordingly, the Company commenced negotiations with the secured banks under the Old Credit Agreement regarding obtaining necessary waivers to avoid the consequences of an event of default and to facilitate the negotiation of a consensual plan of reorganization with an unofficial committee of holders of the Old Senior Notes (the "Unofficial Noteholder Committee"). Negotiations between Grand Union and the Unofficial Noteholder Committee continued, and on March 30, 1998, the parties reached an agreement in principle on the terms of a restructuring to be effectuated pursuant to a plan of reorganization (the "Plan of Reorganization") under chapter 11, Title 11 of the United States Code, as amended ("Chapter 11"). On May 14, 1998, Grand Union, the Unofficial Noteholder Committee and the holders of Grand Union's then outstanding preferred stock (the "Old Preferred Stock") reached an agreement in principle regarding the proposed treatment of the Old Preferred Stock.

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

     On the August 17, 1998 Effective Date, Grand Union consummated its Plan of Reorganization pursuant to the August 5, 1998 Confirmation Order of the Bankruptcy Court. Consummation of the Plan of Reorganization resulted in a capital restructuring of the Company, whereby approximately $600 million in debt under the Old Senior Notes was eliminated from the Company's balance sheet, reducing annual interest expense by approximately $72 million.

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

Item 2.  Properties

     Grand Union conducts its operations primarily in leased stores and offices. The following table indicates the location and number of stores in operation as of April 1, 2000.

                                             Number of
                         Locations            Stores

                    ---------------------  -------------
                    New York                      119
                    New Jersey                     41
                    Vermont                        37
                    Connecticut                    14
                    New Hampshire                   3
                    Pennsylvania                    2
                                           -------------
                      Total                       216
                                           -------------

     Grand Union operates its stores under the name Grand Union, Grand Union Mega Store, Grand Union Fresh Market and Grand Union Hot Dot. As of April 1, 2000, Grand Union owned 13 and leased 203 of its operating store sites pursuant to commercial leases. Management believes no store lease is individually material to Grand Union. Most store leases contain several renewal options. Seventeen store leases do not contain renewal options and twelve will expire over the next five years and five thereafter. Management anticipates that it will be able to renegotiate favorable lease terms for most of these locations, if so desired. The Company does not intend to renew its leases on seven (7) stores operated pursuant to the FTC order discussed below in Item 3. Legal Proceedings.

     Grand Union currently operates one distribution center in Montgomery, New York, which is leased, and a commissary, which is housed in a building owned by the Company on a ground-leased site in Newburgh, New York. Grand Union's lease on its distribution center has 29 years remaining, including options. On May 20, 1998, the Company sold a 101,000 square foot warehouse in Waverly, New York, which had been vacant. In January 1999, the Company sold its assets and discontinued operations at a printing shop it operated in Atlanta, Georgia. On March 31, 2000, the Company surrendered and terminated its lease agreement at a warehouse facility in Mt. Kisco, New York, which had been vacant.

     In March 2000, the Company has chosen not to renew an agreement with Penn Traffic Company for leasing nine New England stores that have operated under the Grand Union name for the past 10 years. As of June 26, 2000, the Company operated 206 stores in the same six (6) northeastern states.

Item 3.  Legal Proceedings

     Chapter 11 Proceedings. Reference is made to "Item 1 - Business - Recent History" for information regarding the Company's Chapter 11 proceedings.

     Environmental - Connecticut. Soil and ground water contamination has been detected at a shopping center owned by Grand Union, which is located in Connecticut. The Company believes such contamination was caused primarily by the use, storage, and/or improper disposal of solvents, in particular, perchloroethylene by dry cleaning operations previously conducted at this location and from off-site sources. The Company notified the Connecticut Department of Environmental Protection ("CTDEP") upon its initial discovery of contamination in 1992. At that time, the Company conducted a remedial investigation designed to identify the sources of such soil and ground-water contamination and delineate the extent of the contamination on-site and to assess potential off-site impacts. This investigation has confirmed that the source of the on-site contamination is, in part, an off-site shopping center and a gasoline station located nearby. The Company is proceeding with the investigation of the contamination and formulation of a remedial plan. The Company has entered into CTDEP's voluntary cleanup program.

     The Company's potential responsibility does not arise from any aspect of its operation of a supermarket at the shopping center, but from the actions of a former tenant. Any contamination migrating on-site from an off-site source is the responsibility of another party. The Company is assessing the feasibility of seeking reimbursement of past costs and clean-up costs from some or all of these other parties. The Company is unable to determine the amount of its potential liability arising from the on-site contamination, but does not believe, based upon the results of investigations made to date, that the amount of potential liability is likely to be materially adverse to the Company's financial condition. Management presently estimates, based upon investigations made by the Company's environmental consultant to date, that such liability should not exceed $750,000. Investigations are continuing, and there can be no assurance that the amount of such liability will not exceed $750,000.

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

     The FTC Agreements required the divestiture by MTH Holdings and/or Grand Union (including in each case their respective subsidiaries and affiliates) of sixteen stores located in Vermont and upstate New York. Such divestitures were completed on July 30, 1990. Thirteen of the sixteen stores divested were P&C Foods stores and three of the sixteen stores divested were Grand Union stores. In a related transaction, Grand Union and P&C Foods entered into an operating agreement (the "Operating Agreement"), pursuant to which Grand Union acquired the right to operate P&C Foods' thirteen remaining stores in New England under the Grand Union name until July 2000, for an average annual rent of approximately $10,700,000 with an option to extend the term of such operation for an additional five years. Grand Union paid P&C Foods $7,500,000 for an option, exercisable in July 1999, to purchase the stores at an amount defined in the Operating Agreement. As of April 1, 2000, Grand Union still operated nine
(9) of these stores. However, the Company does not intend to renew the leases on those stores and has notified P&C that it will return the properties to P&C on or before July 30, 2000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of Fiscal 2000.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     The Common Stock of the Company is traded on the NASDAQ National Market under the symbol "GUCO." At the close of business on June 26, 2000, there were 29,992,098 shares of Common Stock, $0.01 par value outstanding and entitled to vote. See "Common Stock Trading" in Item 1 of this report for information concerning the Company's Common Stock. As of June 26, 2000, there were approximately 3,300 stockholders of record of the Common Stock.

     The quarterly market value of the Company's stock is discussed in Note 18 to the Consolidated Financial Statements.

     No cash dividends were declared or paid during each of the three fiscal years ended April 1, 2000. Payment of dividends to holders of Common Stock is restricted by the Credit Facility.

Item 6.  Selected Financial Data

     As discussed in Item 1, the Company, in connection with the 1998 Reorganization, emerged from its Chapter 11 proceedings on the Effective Date, August 17, 1998. For financial reporting purposes, the Company accounted for the consummation of the Plan of Reorganization effective August 15, 1998. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code," the Company adopted Fresh-Start Reporting as of the Effective Date which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The period prior to the Effective Date has been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company." All information is derived from the consolidated financial statements of the Company. This information should be read in conjunction with the historical financial statements of the Company, including the notes thereto, included elsewhere herein. All dollars are in millions, except per share data.


                                                                                                                             Old
                                                    Successor Company                  Predecessor Company                 Company
                                                  ----------------------  ---------------------------------------------- -----------
                                                  52 Weeks    33 Weeks    20 Weeks    52 Weeks    52 Weeks    41 Weeks    11 Weeks
                                                    Ended       Ended       Ended       Ended       Ended      Ended       Ended
                                                   April 1,    April 3,    August 15,  March 28,   March 29,  March 30,   June 17,
                                                    2000        1999       1998(**)     1998        1997        1996      1995(**)
                                                  ----------  ----------  ----------  ----------  ---------- ----------- -----------
Statement of Operations Data:

  Sales                                           $ 2,204.5   $ 1,417.3   $   869.0   $ 2,266.8   $ 2,312.7  $ 1,819.9   $   487.9
  Gross profit                                        627.1       421.6       258.0       639.5       705.7      569.9       143.8
  Operating and administrative expenses               553.3       349.8       221.7       574.8       586.2      454.6       117.8
  Depreciation and amortization                        68.9        39.5        22.1        93.0        82.2       58.9        16.9
  Amortization of excess reorganization value         131.9        81.1        40.1       104.3       102.6       84.0         -
  Unusual items (***)                                  19.6         1.0         4.8         6.3         9.8       22.0        18.6
  Interest expense, net                                43.1        27.2        36.5       113.8       105.8       79.2        19.8
  Loss before income taxes, extraordinary items
   and cumulative effect of accounting change        (189.7)      (76.9)      (67.2)     (252.6)     (180.8)    (128.8)      (29.3)
  Income tax provision (benefit)                      117.2         0.6         -          51.4         2.5      (18.9)        -
  Extraordinary items                                   -           -         259.1         -           -          -         854.8
  Cumulative effect of accounting change (***)          3.5         -           -           -           -          -           -
  Net income (loss)                                  (310.4)      (77.5)      191.9      (304.0)     (183.4)    (109.9)      825.5
  Net income (loss) applicable to common stock       (310.4)      (77.5)      189.6      (312.4)     (185.4)       -           -
  Basic and diluted net (loss) per common share(*)    (10.4)       (2.6)        -           -           -          -           -

  Deficiency in earnings available to cover
   fixed charges                                     (189.7)      (76.9)      (67.2)     (252.6)     (180.8)    (128.8)      (29.3)
Balance Sheet Data:
  Total assets                                        793.4     1,089.3         -         904.6     1,071.8    1,178.2         -
  Total debt and capital lease obligations            381.8       391.1         -         959.5       888.4      875.1         -
  Redeemable stock                                      -           -           -         113.4        65.0        -           -
  Nonredeemable stock and stockholders' equity
   (deficit)                                           (2.8)      307.6         -        (466.6)     (153.2)      44.1         -
Operating and Other Data:

  Capital expenditures                            $    66.3   $    20.9   $     3.4   $    39.7   $    55.1  $    43.0   $     3.0
  Number of stores at year end                          216         217         N/A         222         226        229         N/A

(*) Basic and diluted net (loss) per share information is not meaningful for the period prior to the Effective Date due to the significant changes in the capital structure of the Company and cancellation of the Old Common Stock and Old Preferred Stock.

(**)  Balance sheet data is not applicable at this date.

(***) See accompanying notes to consolidated financial statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     As discussed in Note 3 to the accompanying Consolidated Financial Statements of Grand Union, the Company emerged from its Chapter 11 proceedings effective August 17, 1998. For financial reporting purposes, the Company accounted for the consummation of the Plan of Reorganization effective August 15, 1998. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under The Bankruptcy Code", the Company adopted Fresh-Start Reporting as of the Effective Date which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities and to its stockholders' equity. In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The period prior to the Effective Date has been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company." For purposes of the discussion of Results of Operations and Liquidity and Capital Resources for the 53 weeks ended April 3, 1999, the results of the Predecessor Company and Successor Company have been combined.

Results of Operations

     The following table sets forth certain statements of operations and other data (all dollars in millions).


                                                                  52 Weeks Ended   53 Weeks Ended    52 Weeks Ended
                                                                   April 1, 2000    April 3, 1999    March 28, 1998
                                                                  ---------------  ---------------  ----------------
Sales                                                              $     2,204.5    $     2,286.3     $     2,266.8
Gross profit                                                               627.1            679.6             639.5
Operating and administrative expenses                                      553.3            571.4             574.8
Depreciation and amortization                                               68.9             61.5              92.9
Amortization of excess reorganization value                                131.9            121.2             104.3
Unusual items                                                               19.6              5.8               6.3
Interest expense, net                                                       43.1             63.7             113.8
Income tax provision                                                       117.2              0.6              51.4
Net (loss) before extraordinary item and
  cumulative effect of accounting change                                  (306.9)          (144.6)           (304.0)
Extraordinary item                                                           -              259.0               -
Net income (loss) before cumulative effect
  of accounting change                                                    (306.9)           114.4            (304.0)
Cumulative effect of accounting change                                       3.5              -                 -
Net income (loss) applicable to common stock                              (310.4)           112.1            (312.4)

Sales percentage increase (decrease)                                       (3.6%)            0.9%             (2.0%)
Gross profit as a percentage of sales                                      28.5%            29.7%             28.2%
Operating and administrative expenses as a percentage                      25.1%            25.0%             25.4%
  of sales
Number of weeks                                                               52               53                52


     Sales for Fiscal 2000 decreased $81.8 million or 3.6% compared to Fiscal 1999. Same store sales, (adjusted to exclude the Easter Holiday effect), decreased 0.14% in Fiscal 2000 compared to Fiscal 1999. Due to the timing of the Easter holiday in Fiscal 2000, there was no Easter selling period in the current fiscal year while Fiscal 1999 included one. Same store sales results, as compared to the prior year, by quarter for Fiscal 2000, beginning with the first quarter, were 0.83%, (0.36)%, 0.41% and (1.73)%. The reduction in sales is primarily due to competitive activity and effects related to implementation of the Company's capital expenditure plan. These include delays in new store openings and sales disruptions in stores undergoing significant remodeling. In addition, the results in the fiscal 2000 fourth quarter were negatively impacted by the initial disruptive effects of the management changes and staff reductions that were made during that quarter. (See discussion in Item 1, Change in Management and Board of Directors.) During Fiscal 2000, the Company opened three new stores and seven replacement stores, and closed eleven stores, three of which reopened as replacement stores. The Company continues to invest in marketing and promotional programs to drive sales and compete effectively as competitors continue to open new locations and remodel stores at a more aggressive rate than the Company. Sales for Fiscal 1999 decreased $19.5 million or 0.9% compared to Fiscal 1998. Same store sales decreased 0.35% in Fiscal 1999 compared to Fiscal 1998. Same store sales results, as compared to the prior year, by quarter for Fiscal 1999, beginning with the first quarter, were (1.4)%, 0.6%, (0.9)% and 0.7% versus the prior year. During Fiscal 1999, the Company opened two replacement stores and closed eleven stores, four of which reopened as Hot Dot stores.

     Gross profit as a percentage of sales decreased to 28.5% in Fiscal 2000 compared to 29.7% in Fiscal 1999. This is primarily due to increased stock losses and continued competitive promotional activity. This mitigated the effect of the continued new marketing initiatives by the Company. Additionally, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") effective April 4, 1999. The Fiscal 2000 results include a $7.6 million charge against gross profit as a result of the adoption of SAB 101. Gross profit as a percentage of sales improved to 29.7% in Fiscal 1999 compared to 28.2% in Fiscal 1998 as a result of increased allowance and promotional income.

     Operating and administrative expenses as a percentage of sales were 25.1% during Fiscal 2000, compared to 25.0% during Fiscal 1999. The Company continues to emphasize and aggressively pursue cost reduction opportunities. Operating and administrative expense as a percentage of sales was 25.4% during Fiscal 1998.

     Depreciation and amortization expense of $68.9 million in Fiscal 2000 was $7.4 million higher than the prior year's $61.5 million. The increase resulted from the impact of the application of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"), impairment losses on assets of $16.0 million and $7.8 million recorded in Fiscal 2000 and Fiscal 1999, respectively, and the increase in capital expenditures. The decrease in depreciation and amortization expense during Fiscal 1999 as compared to Fiscal 1998 was mainly caused by the application of SFAS No. 121, whereby $25.0 million of impairment losses were recorded to reduce the estimated fair value of certain store assets and the historical deferral of capital expenditures.

     Unusual items recorded in Fiscal 2000 consisted of a one-time charge of $19.6 million for senior restructuring, staff reductions and store closure costs. During Fiscal 1999, the Company recorded $5.8 million in unusual items which represented $9.6 million in connection with legal, advisory and bank fees associated with the Plan of Reorganization and $3.8 million as a net gain resulting from the elimination of debt premiums. Unusual items recorded in Fiscal 1998 consisted of $2.7 million in connection with professional fees associated with the Plan of Reorganization, a $3.0 million charge to supplement a reserve set at the end of Fiscal 1997 for the reorganization of the Company during Fiscal 1998 and additional charges of $0.7 million for legal costs to supplement a reserve created as a result of the Company's Chapter 11 filing in calendar year 1995.

     Interest expense was $43.1 million in Fiscal 2000 compared to $63.7 million in Fiscal 1999. The decrease primarily reflects the effect of the Company's reduced debt burden and a reduction in interest rates on the Term Loan and the Revolving Credit Facility. Interest expense was $113.8 million in Fiscal 1998.

     The income tax provision, representing federal and state income taxes, was $117.2 million in Fiscal 2000, compared to $0.6 million in Fiscal 1999 and $51.4 million in Fiscal 1998. The income tax provisions in both Fiscal 2000 and Fiscal 1998 are the result of establishing valuation allowances against the Company's net deferred tax assets. The effective tax rate varies from the statutory rate due to differences between income for financial reporting and tax reporting purposes, resulting primarily from the amortization of excess reorganization value and the increase in the valuation allowance.

     Extraordinary items of $259.1 million recorded in Fiscal 1999 consisted of a $260.8 million gain resulting from the discharge of debt in connection with the consummation of the 1998 Plan of Reorganization and a $1.7 million expense related to the write-off of deferred financing costs associated with a term loan that was refinanced by the DIP facility. The Company recognized no extraordinary gains or losses during Fiscal 2000 and Fiscal 1998.

     The Company adopted SAB 101 effective April 4, 1999. The effect on Fiscal 2000 has been included as a $7.6 million charge against gross profit. The effect on prior periods was to increase the net loss for Fiscal 2000 by $3.5 million, net of tax, recorded in the accompanying consolidated statement of operations as the cumulative effect of accounting change.

Liquidity and Capital Resources

     On the August 17, 1998 Effective Date and in connection with the consummation of the Plan of Reorganization, the Company entered into the Credit Agreement. The Credit Agreement is comprised of: (i) a $230 million Term Loan and (ii) a $70 million Revolving Credit Facility. The Term Loan and Revolving Credit Facility will mature on August 17, 2003. The proceeds of the Credit Agreement were used to refinance the obligations under the DIP Facility and supplemental term loan claims under the credit agreement that was in existence before the Chapter 11 case. The excess was used for working capital and capital expenditures. Up to $50 million of the Revolving Credit Facility is available for the issuance of letters of credit. As of April 1, 2000, the Company had net borrowings of $4 million and an aggregate of $31 million of letters of credit issued and outstanding under the Revolving Credit Facility.

     Cash interest payments totaled approximately $42.0 million in Fiscal 2000 compared to $46.1 million in Fiscal 1999. Capital expenditures totaled approximately $66.3 million in Fiscal 2000 compared to $24.4 million in Fiscal 1999.

     Significant expenditures and resources used to finance such expenditures for the three fiscal years ended April 1, 2000 are reflected in the following table (in millions):

                                                                   52 Weeks         53 Weeks          52 Weeks
                                                                     Ended            Ended             Ended
                                                                    April 1,         April 3,          March 28,
                                                                      2000             1999              1998
                                                                 ---------------- ----------------  ----------------
Resources used:
  Debt and capital lease repayments                                $       208.0    $       314.4     $        27.8
  Capital expenditures                                                      66.3             24.4              39.7
  Financing fees                                                             -                7.9               9.8
  Operating activities                                                       -                -                36.1
                                                                 ---------------- ----------------  ----------------
                                                                   $       274.3    $       346.7     $       113.4
                                                                 ================ ================  ================
Financed by:
  Net proceeds from sale of preferred stock                        $         -      $         -       $        40.0
  Net proceeds from long-term debt                                           -              230.0              78.0

  Proceeds from Revolving Credit Facility                                  206.0              -                 -
  Proceeds from DIP Facility                                                 -              108.0               -
  Property disposals and sales                                               1.8              7.2               5.9
  Operating activities                                                      29.0             14.1               -
                                                                 ---------------- ----------------  ----------------
                                                                   $       236.8    $       359.3     $       123.9
                                                                 ================ ================  ================

     During the week of May 15, 2000, Standard and Poor's downgraded the Company's Credit Agreement rating from single-'B'-minus to triple-'C'. The rating action was prompted by lower-than-anticipated earnings before interest, taxes, depreciation and amortization ("EBITDA") in the 12 weeks ended April 1, 2000 ("Fiscal 2000 Fourth Quarter") and marginal liquidity due to reduced availability under the Company's bank facility.

Credit Agreement Amendment

     The Company recently experienced a reduction in its anticipated operating results and, therefore, the Company's ability to achieve certain of its future financial covenants included in the Credit Agreement became questionable. As a result, the Company commenced negotiations with the lenders under the Credit Agreement and, effective June 30, 2000, executed the third amendment to the Credit Agreement (the "Third Amendment"), which, among other things, adjusted certain of the financial covenants and permits the Company to retain a greater portion of the proceeds of asset sales to a specified level. The Third Amendment also provides that the financial covenants, which have an EBITDA component, will be computed and measured based upon each of the Company's 13 fiscal reporting periods, whereas before they were computed and measured quarterly. This new requirement subjects the Company to increased risk that a short-term decline in operating performance could potentially trigger an event of default under the Credit Agreement resulting in the entire loan balance becoming due and payable, subject to the lenders' discretion and proper notification. The Company believes that the revised financial covenants are achievable for each period throughout the remainder of the year, although there can be no assurance that unanticipated adverse events will not occur. The Third Amendment also requires the Company to retain an investment banker for purposes of exploring all strategic alternatives and to retain a consulting company to assist in the preparation of a business plan.

Future Outlook

     Fiscal 2000 was a transitional year for the Company. The fundamentals of the business are being addressed - sales, margin, expenses, assets and employees - in order to allow the Company to better serve its business strategy and drive costs out of the system. The management changes made in the fourth quarter signaled this change of direction. The Company closed eleven underperforming stores in June, eliminating the negative impact these stores had on results. Additionally, the decision was made not to renew the leases on seven additional stores based on the unfavorable economies of the lease renewal. The Company is focusing its merchandising, advertising and operating efforts primarily on the Grand Union banner. As such, the Hot Dot and Fresh Market store concepts that previously had separate advertisements will now be supported by a common Grand Union ad.

     The Company has invested significant capital in new stores and remodels. These locations have been merchandised to reinforce the strengths of what Grand Union customers like most about its stores - outstanding perishables, improved variety and specialty items throughout all departments. New features such as kid's stations, enhanced meals-to-go for easy meal solutions, and more health and natural foods are examples of the Company's continued efforts to meet the needs of today's consumer.

     The Company continues its efforts to convert working capital to cash. Aggressive, but realistic, programs are in place to reduce inventories and receivables. Total capital expenditures in Fiscal 2001 are expected to be approximately $35 million. The Company expects to finance such capital expenditures through cash generated from operations, selective asset sales and amounts available under the Credit Agreement. The goal is to generate capital to reinvest in renovations and remodels as the Company continues to improve its infrastructure as well as invest in technology.

     The execution of the Third Amendment to the Credit Agreement is expected to provide the Company with sufficient liquidity throughout Fiscal 2001. This is predicated upon the Company's anticipated operating performance throughout the year and other factors including selected asset sales. Variances to anticipated operating performance levels could possibly have a negative effect on the Company's liquidity. The retention of Merrill Lynch & Co. and Alvarez & Marsal, Inc. will facilitate the development of a strategic business plan. The business plan may require the rationalization of assets and the Company's desired marketing areas going forward.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Quantitative and Qualitative Disclosures about Market Risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company due to adverse changes in financial rates. The Company is exposed to market risk in the area of interest rates. This exposure is directly related to its Term Loan and Revolving Credit borrowings under the Credit Agreement, due to their variable interest rate pricing. Accordingly, as of Fiscal 2000, a 1% change in interest rates would result in interest expense fluctuating approximately $3 million.

Item 8.  Financial Statements and Supplementary Data

     The Financial Statements and Supplementary Data listed below are included in this report on the page indicated.

Index to Financial Statements:

Document                                                                                Page

Reports of Independent Accountants                                                       F-1

Consolidated Statement of Operations for the 52 weeks ended April 1, 2000 and the 33 weeks ended April 3, 1999 (Successor Company) and the 20 weeks ended
   August 15, 1998 and the 52 weeks ended March 28, 1998 (Predecessor Company)           F-3

Consolidated Balance Sheet at April 1, 2000 and April 3, 1999                            F-4

Consolidated Statement of Cash Flows for the 52 weeks ended April 1, 2000 and the 33 weeks ended April 3, 1999 (Successor Company) and the 20 weeks ended
   August 15, 1998 and the 52 weeks ended March 28, 1998 (Predecessor Company)           F-5

Consolidated Statement of Stockholders' Equity (Deficit) for the 52 weeks ended
   April 1, 2000 and the 33 weeks ended April 3, 1999 (Successor Company) and the 20 weeks ended August 15, 1998 and the 52 weeks ended March 28, 1998
   (Predecessor Company)                                                                 F-6

Notes to Consolidated Financial Statements                                               F-7


     All other schedules are omitted either because they are not applicable or the required information is disclosed in the consolidated financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information required by Part III, Item 10, will be included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on August 17, 2000, and is incorporated herein by reference.

Item 11.  Executive Compensation

     Information required by Part III, Item 11, will be included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on August 17, 2000, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required by Part III, Item 12, will be included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on August 17, 2000, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information required by Part III, Item 13, will be included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on August 17, 2000, and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Report on Form 8-K

The following documents are filed as a part of this report:

(a)  Financial statements

     All financial statements as set forth under Item 8.

(b)  Reports on Form 8-K

     1. Relating to changes in Management and Board of Directors - dated February 14, 2000.

(c)  Exhibits

Exhibit
Number                       Description of Document

     2.1 Chapter 11 Plan of Reorganization filed with the United States Bankruptcy Court, District of New Jersey, on June 24, 1998, incorporated by reference to Exhibit 1 to Exhibit 2.1. to Grand Union's Current Report on Form 8-K filed May 28, 1998.

     3.1 Certificate of Incorporation of Grand Union, as restated through September 10, 1998, incorporated by reference to Exhibit 3.1 to Grand Union's Quarterly Report on Form 10-Q for the period ended October 10, 1998 .

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

     4.3 Rights Agreement dated as of April 29, 1999 between Grand Union and American Stock Transfer & Trust Co., as Rights Agent, including the Form of Rights Certificate and Form of Certificate of Designations for Series A Junior Preferred Stock.

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

    10.5 Waiver and First Amendment to the Credit Agreement dated as of November 6, 1998, incorporated by reference to Exhibit 10.5 to Grand Union's Annual Report on Form 10-K for the fiscal year ended April 3, 1999.

    10.6 Second Amendment to the Credit Agreement dated as of February 24, 1999, incorporated by reference to Exhibit 10.6 to Grand Union's Annual Report on Form 10-K for the fiscal year ended April 3, 1999.

    10.7       Third Amendment to the Credit Agreement dated as of June 30,
               2000.

    10.8 Supply and Distribution Agreement between Grand Union and C&S Wholesale Grocers Inc., dated June 15, 1995, incorporated by reference to Exhibit 10.3 to Grand Union's Quarterly Report on Form 10-Q/A for the period ended January 6, 1996.

    10.9 First Amendment to the Supply and Distribution Agreement between Grand Union and C&S Wholesale Grocers Inc., dated June 15, 1995, incorporated by reference to Exhibit 10.4 to Grand Union's Quarterly Report on Form 10-Q/A for the period ended January 6, 1996.

    10.10 Supply and Distribution Agreement between Grand Union and C&S Wholesale Grocers Inc., dated January 2, 1996, incorporated by reference to Exhibit 10.5 to Grand Union's Quarterly Report on Form 10-Q/A for the period ended January 6, 1996.

    10.11 Agreement with C&S Wholesaler Grocers Inc. dated January 21, 1996, incorporated by reference to Exhibit 10.28 to Grand Union's Annual Report on Form 10-K/A for the fiscal year ended March 29, 1997.

    10.12 Term Sheet to Supply Agreement effective as of September 24, 1999 by and between Grand Union and C&S Wholesale Grocers, Inc.

    10.13 Fourth Amendment and Restatement of The Grand Union Company Supplemental Retirement Program for Key Executives effective as of November 20, 1997, incorporated by reference to Exhibit 10.16 to Grand Union's Annual Report on Form 10-K for the fiscal year ended March 28, 1998.

    10.14 The Grand Union Company Discretionary Severance Plan for Non-Union Associates effective April 14, 1998, incorporated by reference to Exhibit 10.17 to Grand Union's Annual Report on Form 10-K for the fiscal year ended March 28, 1998.

    10.15 The Grand Union Company Severance Plan for Exempt Personnel effective April 14, 1998, incorporated by reference to Exhibit
               10.18 to Grand Union's Annual Report on Form 10-K for the fiscal year ended March 28, 1998.

    10.16 The Grand Union Company 1995 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 6 to Grand Union's Disclosure Statement filed as Exhibit 2.1 to Grand Union's Form 8-K filed May 28, 1998.

    10.17 The Grand Union Company 1995 Non-Employee Directors Stock Option Plan, as amended, December 9, 1999.

Exhibit
Number                       Description of Document

    10.18      Form of Indemnification Agreement between the Company and Jeffrey
               P. Freimark (dated March 3, 1997), Glenn J. Smith (dated August 7, 1997), Gary M. Philbin (dated October 3, 1997), Javier Ramirez, Vice President Tax and Assistant Secretary (dated October 30, 1997), Manny Moslemi (dated August 6, 1998), Martin Bernstein (dated August 17, 1998), Thomas Cochill (dated August 17, 1998), Joseph Colonnetta (dated August 17, 1998), Jacob Doft (dated August 17, 1998), David Green (dated August 17, 1998), Joseph Lash (dated August 17, 1998), Anthony Petrillo (dated August 17, 1998), Scott Tepper (dated August 17, 1998), Gary Duncan (dated January 11, 1999), Christopher McGarry, Assistant General Counsel and Assistant Secretary (dated November 16,
               1999), Neil Augustine (dated December 21, 1999), Michael Embler (dated December 21, 1999), Stephen Peck (dated December 21, 1999) and Herbert Seif (dated December 21, 1999), incorporated by reference to exhibit 10.26 to Grand Union's Annual Report on Form 10-K for the fiscal year ended March 28, 1998.

    10.19 Employment Agreement (effective February 13, 2000 and dated as of April 13, 2000) between Grand Union and Gary M. Philbin.

    10.20 Employment Agreement (effective February 13, 2000 and dated as of April 13, 2000) between Grand Union and Jeffrey P. Freimark.

    10.21 Employment Agreement (effective February 13, 2000 and dated as of April 13, 2000) between Grand Union and Manouchehr Moslemi.

    10.22 Employment Agreement (effective February 13, 2000 and dated as of April 13, 2000) between Grand Union and Glenn J. Smith.

    21.1       Subsidiaries of Grand Union, incorporated by reference to
               Exhibit 21.1 to Grand Union's Annual Report on Form 10-K for the fiscal year ended April 3, 1999.

    27.1       Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE GRAND UNION COMPANY
                                  (Registrant)

         Date: June 30, 2000               /s/ Jeffrey P. Freimark
                                ---------------------------------------------
                                             Jeffrey P. Freimark

                                  Executive Vice President, Chief Financial
                                   and Administrative Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                       Title                                          Date
     /s/ Gary M. Philbin         Director, President and Chief Executive                  June 30, 2000
------------------------------   Officer (Principal Executive Officer)
       Gary M. Philbin

   /s/ Jeffrey P. Freimark       Director, Executive Vice President,                      June 30, 2000
------------------------------   Chief Financial and Administrative Officer
     Jeffrey P. Freimark         and Treasurer (Principal Financial and
                                 Accounting Officer)


     /s/ Stephen M. Peck         Chairman, Board of Directors                             June 30, 2000
------------------------------
       Stephen M. Peck

    /s/ Neil A. Augustine        Director                                                 June 30, 2000
------------------------------
      Neil A. Augustine

    /s/ Martin Bernstein         Director                                                 June 30, 2000
------------------------------
      Martin Bernstein

    /s/ Thomas R. Cochill        Director                                                 June 30, 2000
------------------------------
      Thomas R. Cochill

    /s/ Joseph Colonnetta        Director                                                 June 30, 2000
------------------------------
      Joseph Colonnetta

      /s/ Jacob W. Doft          Director                                                 June 30, 2000
------------------------------
        Jacob W. Doft

     /s/ Michael Embler          Director                                                 June 30, 2000
------------------------------
       Michael Embler

     /s/ David M. Green          Director                                                 June 30, 2000
------------------------------
       David M. Green

     /s/ Joseph V. Lash          Director                                                 June 30, 2000
------------------------------
       Joseph V. Lash

    /s/ Anthony Petrillo         Director                                                 June 30, 2000
------------------------------
      Anthony Petrillo

     /s/ Herbert E. Seif         Director                                                 June 30, 2000
------------------------------
       Herbert E. Seif

      /s/ Scott Tepper           Director                                                 June 30, 2000
------------------------------
        Scott Tepper

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                (Post-Emergence)

UPDATE

To the Stockholders and the Board of Directors of The Grand Union Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) present fairly, in all material respects, the financial position of The Grand Union Company and its subsidiaries (the "Company") at April 1, 2000 and April 3, 1999, and the results of their operations and their cash flows for the 52 weeks ended April 1, 2000 and the 33 weeks ended April 3, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for nonrefundable up-front fees to conform to the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

As discussed in Notes 3 and 4 to the consolidated financial statements, on June 24, 1998, the Company filed a voluntary petition for relief, under Chapter 11 of Title 11 of the United States Code ("Chapter 11"), with the United States Bankruptcy Court for the District of New Jersey. The Company's 1998 Plan of Reorganization, as amended, became effective on August 17, 1998 and the Company emerged from Chapter 11. In connection with its emergence from Chapter 11, the Company adopted Fresh-Start Reporting as of August 15, 1998.


PricewaterhouseCoopers LLP
Florham Park, New Jersey
June 30, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                 (Pre-Emergence)

To the Stockholders and the Board of Directors of The Grand Union Company

In our opinion, the accompanying consolidated statements of operations, cash flows and stockholders' equity (deficit) present fairly, in all material respects, the results of operations and cash flows of The Grand Union Company and its subsidiaries (the "Company") for the 20 weeks ended August 15, 1998 and 52 weeks ended March 28, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 3 and 4 to the consolidated financial statements, on June 24, 1998, the Company filed a voluntary petition for relief, under Chapter 11 of Title 11 of the United States Code ("Chapter 11"), with the United States Bankruptcy Court for the District of New Jersey. The Company's 1998 Plan of Reorganization, as amended, became effective on August 17, 1998 and the Company emerged from Chapter 11. In connection with its emergence from Chapter 11, the Company adopted Fresh-Start Reporting as of August 15, 1998.


PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 17, 1999

                             THE GRAND UNION COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  (dollars in thousands, except per share data)


                                                                     Successor Company                 Predecessor Company
                                                             ---------------------------------- ----------------------------------
                                                                 52 Weeks         33 Weeks          20 Weeks         52 Weeks
                                                                  Ended            Ended             Ended            Ended
                                                                 April 1,         April 3,         August 15,       March 28,
                                                                   2000             1999              1998             1998
                                                             ---------------------------------- ----------------------------------

Sales                                                          $   2,204,512    $   1,417,293     $     868,962    $   2,266,770

Cost of sales                                                      1,577,405          995,724           610,930        1,627,233
                                                             ---------------------------------- ----------------------------------

Gross profit                                                         627,107          421,569           258,032          639,537

Operating and administrative expenses                                553,305          349,758           221,647          574,770

Depreciation and amortization                                         68,907           39,445            22,117           92,922

Amortization of excess reorganization value                          131,851           81,146            40,128          104,332

Unusual items                                                         19,604              988             4,789            6,333

Interest expense, net                                                 43,125           27,148            36,509          113,770
                                                             ---------------------------------- ----------------------------------

(Loss) before income taxes, extraordinary item and
    cumulative effect of accounting change                          (189,685)         (76,916)          (67,158)        (252,590)

Income tax provision                                                 117,180              567                 -           51,393
                                                             ---------------------------------- ----------------------------------

Net (loss) before extraordinary item and cumulative effect
    of accounting change                                            (306,865)         (77,483)          (67,158)        (303,983)

Extraordinary item                                                         -                -           259,045                -
                                                             ---------------------------------- ----------------------------------

Net income (loss) before cumulative effect of accounting
    change                                                          (306,865)         (77,483)          191,887         (303,983)

Cumulative effect of accounting change, net (Note 6)                   3,525                -                 -                -
                                                             ---------------------------------- ----------------------------------

Net income (loss)                                                   (310,390)         (77,483)          191,887         (303,983)

Accrued dividends on preferred stock                                       -                -             2,305            8,431
                                                             ---------------------------------- ----------------------------------

Net income (loss) applicable to common stock                   $    (310,390)   $     (77,483)    $     189,582    $    (312,414)
                                                             ================================== ==================================

Net (loss) before cumulative effect of accounting change per
    common share                                               $      (10.23)   $       (2.58)

Cumulative effect of accounting change per common share                (0.12)               -
                                                             ----------------------------------

Basic and diluted net (loss) per common share                  $      (10.35)   $       (2.58)
                                                             ==================================

Weighted average number of shares outstanding                     29,995,233       30,000,000
                                                             ==================================



          See accompanying notes to consolidated financial statements.

                             THE GRAND UNION COMPANY
                           CONSOLIDATED BALANCE SHEET
             (dollars in thousands, except par value and share data)

                                                                                                  April 1,           April 3,
                                                                                                    2000               1999
                                                                                              ------------------ ------------------
ASSETS
Current assets:

  Cash and temporary investments                                                                $      19,895      $      57,414
  Receivables, net                                                                                     43,865             34,645
  Inventories                                                                                         145,293            152,217
  Other current assets                                                                                 12,907              7,644
                                                                                              ------------------ ------------------
    Total current assets                                                                              221,960            251,920
Property, plant and equipment, net                                                                    324,719            327,881
Excess reorganization value, net                                                                      182,569            314,420
Beneficial leases, net                                                                                 52,779             66,547
Deferred tax asset                                                                                          -            114,429
Other assets                                                                                           11,407             14,053
                                                                                              ------------------ ------------------
      Total assets                                                                              $     793,434      $   1,089,250
                                                                                              ================== ==================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

  Current portion of obligations under capital leases                                           $       4,544      $       6,303
  Accounts payable and accrued liabilities                                                            195,261            171,999
                                                                                              ------------------ ------------------
    Total current liabilities                                                                         199,805            178,302
Long-term debt                                                                                        234,000            230,000
Obligations under capital leases                                                                      143,229            154,837
Adverse leases, net                                                                                    69,155             74,322
Other noncurrent liabilities                                                                          150,018            144,172
                                                                                              ------------------ ------------------
    Total liabilities                                                                                 796,207            781,633
                                                                                              ------------------ ------------------

Commitments and contingencies (Notes 10, 11, & 12)

Stockholders' equity (deficit):
  Common stock $.01 par value; 60,000,000 shares authorized, 29,992,098 and 30,000,000
    shares issued and outstanding at April 1, 2000 and April 3, 1999, respectively                        300                300
  Preferred stock $1.00 par value; 10,000,000 shares authorized, no shares issued and
    outstanding at April 1, 2000 and April 3, 1999                                                          -                  -
  Capital in excess of par value                                                                      384,800            384,800
  Accumulated deficit                                                                                (387,873)           (77,483)
                                                                                              ------------------ ------------------
    Total stockholders' equity (deficit)                                                               (2,773)           307,617
                                                                                              ------------------ ------------------
      Total liabilities and stockholders' equity (deficit)                                      $     793,434      $   1,089,250
                                                                                              ================== ==================




          See accompanying notes to consolidated financial statements.

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)

                                                                          Successor Company                Predecessor Company
                                                                   --------------------------------- -------------------------------
                                                                      52 Weeks         33 Weeks         20 Weeks        52 Weeks
                                                                        Ended            Ended            Ended           Ended
                                                                      April 1,         April 3,        August 15,       March 28,
                                                                        2000             1999             1998            1998
                                                                   ---------------- ---------------- -------------------------------
OPERATING ACTIVITIES:

  Net income (loss)                                                 $    (310,390)   $     (77,483)   $     191,887   $    (303,983)
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities before reorganization items paid:
    Depreciation and amortization                                         200,758          120,591           62,245         197,254
    Unusual items                                                          19,604              988            4,789               -
    Deferred taxes                                                        114,429              567                -          51,393
    Extraordinary item                                                          -                -         (259,045)              -
    Cumulative effect of accounting change, net                             3,525                -                -               -
    Pension and other non-cash items                                       10,496            6,466            3,957           5,850
    Non-cash interest                                                       1,073              972              626             907
    Gain on sale of property                                               (3,126)          (1,889)               -               -
  Net changes in assets and liabilities:

    Receivables                                                            (9,220)         (12,077)          (1,506)          7,588
    Inventories                                                             3,649          (24,484)          (5,579)          3,056
    Other current assets                                                   (5,267)          (2,023)             (99)           (461)
    Other assets                                                              303              (86)              29          (1,878)
    Accounts payable and accrued liabilities                                9,162             (751)          22,347          15,582
    Other noncurrent liabilities                                           (4,673)          (5,708)            (517)         (7,749)
                                                                   ---------------- ---------------- -------------------------------
  Net cash provided by (used for) operating activities before              30,323            5,083           19,134         (32,441)
   reorganization items paid
    Reorganization items paid                                              (1,373)            (988)          (9,102)         (3,681)
                                                                   ---------------- ---------------- -------------------------------
  Net cash provided by (used for) operating activities                     28,950            4,095           10,032         (36,122)
                                                                   ---------------- ---------------- -------------------------------
INVESTMENT ACTIVITIES:

   Capital expenditures                                                   (66,301)         (20,943)          (3,413)        (39,727)
   Proceeds from sale of property                                           1,755            4,639                -               -
   Disposals of property                                                       84            2,519               49           5,897
                                                                   ---------------- ---------------- -------------------------------
  Net cash (used for) investment activities                               (64,462)         (13,785)          (3,364)        (33,830)
                                                                   ---------------- ---------------- -------------------------------
FINANCING ACTIVITIES:

   Net proceeds from sale of preferred stock                                    -                -                -          40,000
   Net proceeds from sale of common stock                                       -                -                -             258
   Proceeds from new term loan                                                  -                -          230,000          77,978
   Proceeds from Revolving Credit Facility                                206,000                -                -               -
   Proceeds from DIP facility                                                   -                -          108,000               -
   Repayment of Revolving Credit Facility                                (202,000)               -                -               -
   Repayment of DIP facility                                                    -                -         (108,000)              -
   Financing fees                                                               -                -           (7,895)         (9,842)
   Repayment of old bank debt                                                   -                -         (182,122)              -
   Obligations under capital leases discharged                             (6,007)          (4,198)          (3,094)         (8,770)
   Net repayment of long-term debt                                              -                -          (17,000)        (19,046)
                                                                   ---------------- ---------------- -------------------------------
  Net cash provided by (used for) financing activities                     (2,007)          (4,198)          19,889          80,578
                                                                   ---------------- ---------------- -------------------------------

Net increase (decrease) in cash and temporary investments                 (37,519)         (13,888)          26,557          10,626
Cash and temporary investments at beginning of period                      57,414           71,302           44,745          34,119
                                                                   ---------------- ---------------- -------------------------------
Cash and temporary investments at end of period                     $      19,895    $      57,414    $      71,302   $      44,745
                                                                   ================ ================ ===============================

Supplemental disclosure of cash flow information:

  Interest payments                                                 $      41,987    $      24,738    $      21,358   $      77,658
  Capital lease obligations incurred                                        1,561            7,550                -          21,654
  Accrued dividends                                                             -                -            2,305           8,431
  Taxes paid                                                                4,880                6               13             193


          See accompanying notes to consolidated financial statements.

                             THE GRAND UNION COMPANY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (amounts in thousands)


                                                                             Stockholders' Equity (Deficit)
                                                       ----------------------------------------------------------------------------
                              Redeem-able  Redeem-able                                                    Accumu-lated    Total
                                                                                                             Other
                                                                                                            Compre-      Stock-
                                                                                  Capital                   hensive
                                Class A      Class B                              in Excess    Accumu-      Income      holders'
                               Preferred    Preferred     Common     Preferred       of         lated                    Equity
                                 Stock        Stock       Stock        Stock      Par Value   (Deficit)     (Loss)      (Deficit)
                              ------------ ------------------------------------- ------------------------------------- ------------
Predecessor Company

Balance at March 29, 1997      $   65,000   $      -    $      100   $        -   $  139,900  $ (293,210)  $        -   $ (153,210)
Issuance of Common Stock                -            -           2            -          256           -            -          258
Issuance of Class B
  Preferred Stock                       -       40,000           -            -            -           -            -            -
Accrued Class A Preferred
  Stock Dividends                   5,685            -           -            -       (5,685)          -            -       (5,685)
Accrued Class B Preferred
  Stock Dividends                       -        2,746           -            -       (2,746)          -            -       (2,746)
Additional minimum pension
  liability                             -            -           -            -            -                   (1,550)      (1,550)
Other                                   -            -           -            -          281           -            -          281
Net loss for the 52 weeks
  ended March 28, 1998                  -            -           -            -            -    (303,983)           -     (303,983)
                              ------------ ------------------------------------- ------------------------------------- ------------

Balance at March 28, 1998      $   70,685   $   42,746  $      102   $        -   $  132,006  $ (597,193)  $   (1,550)  $ (466,635)
Net income for the 20 weeks
  ended August 15, 1998                 -            -           -            -            -     191,887            -      191,887
Extinguishment of
  Stockholders' Equity in
  connection with
  Reorganization                  (70,685)     (42,746)       (102)           -     (132,006)    405,306        1,550      274,748
                              ------------ ------------------------------------- ------------------------------------- ------------

Balance at August 15, 1998     $        -   $        -  $        -   $        -    $       -   $       -   $        -   $        -
                              ============ ===================================== ===================================== ============



                                                                             Stockholders' Equity (Deficit)
                                                       ----------------------------------------------------------------------------
                                                                                                            Accumu-       Total
                                                                                                          lated Other    Stock-
                                                 Common Stock                    Capital in    Accumu-      Compre-     holders'
                                           -------------------------
                                             Number                  Preferred    Excess of     lated       hensive      Equity
                                            Of Shares     Amount       Stock      Par Value   (Deficit)     Income      (Deficit)
                                           ------------------------------------- ------------------------------------- ------------
Successor Company

Balance at August 15, 1998                         -    $      -     $      -     $      -    $      -     $      -     $      -
Issuance of Common Stock                        30,000         300            -      384,800           -            -      385,100
Net loss for the 33 weeks
  ended April 3, 1999                                -           -            -            -     (77,483)           -      (77,483)
                                           ------------------------------------- ------------------------------------- ------------

Balance at April 3, 1999                        30,000  $      300   $      -     $  384,800  $  (77,483)  $      -     $  307,617
Net loss for the 52 weeks
  ended April 1, 2000                                -           -            -            -    (310,390)           -     (310,390)
Unreturned Old Senior Notes                         (8)          -            -            -           -            -            -
                                           ------------------------------------- ------------------------------------- ------------

Balance at April 1, 2000                        29,992  $      300   $      -     $  384,800  $ (387,873)  $      -     $   (2,773)
                                           ===================================== ===================================== ============



          See accompanying notes to consolidated financial statements.

                             THE GRAND UNION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation and Summary of Significant Accounting Policies

     The Company is a regional food retailer, currently operating stores in six northeastern states. The Company has been publicly owned since June 15, 1995.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

     The Company's fiscal year ends on the Saturday nearest the last day of March. The years ended April 1, 2000 ("Fiscal 2000") and March 28, 1998 ("Fiscal 1998") were each comprised of 52 weeks. The year ended April 3, 1999 ("Fiscal 1999") was comprised of 53 weeks. Fiscal 1999 includes the 20 weeks prior to August 17, 1998 ("the Effective Date") which have been designated "Predecessor Company" and the 33 weeks subsequent to the Effective Date which have been designated "Successor Company."

Temporary Cash Investments

     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

     Grocery and general merchandise inventories are all valued at the lower of LIFO cost or market. Approximately $145,293,000 of grocery, general merchandise and perishable inventories at April 1, 2000 and $137,217,000 of grocery and general merchandise inventories at April 3, 1999 were valued using the LIFO method. Replacement cost exceeded LIFO cost of these inventories by approximately $3,901,000 and $626,000 at April 1, 2000 and April 3, 1999, respectively. At April 3, 1999, perishable inventories were valued at the lower of average cost or market, which provided for the matching of costs and related revenues due to the rapid turnover of such inventories.

Capitalization, Depreciation and Amortization

     Land, buildings, fixtures and equipment and leasehold improvements are recorded at cost. Estimated useful lives are generally as follows: buildings and improvements - 10 to 40 years; leasehold improvements - 10 to 20 years; equipment - 3 to 10 years and capitalized leases - 3 to 40 years. Properties held under capital leases are capitalized net of gains on sale-leaseback transactions and are amortized using the straight-line method over the life of the asset or the life of the lease, as appropriate.

Excess Reorganization Value

     Excess Reorganization Value, established in connection with Fresh-Start Reporting, is being amortized on a straight-line basis over three years. Accumulated amortization was $212,997,000 and $81,146,000 at April 1, 2000 and April 3, 1999, respectively.

Beneficial Leases

     Amortization of beneficial leases is computed using the straight-line basis over the lease life. At April 1, 2000 and April 3, 1999, accumulated amortization was $24,818,000 and $11,050,000, respectively.

Deferred Financing Fees

     Financing fees are deferred and amortized over the term of the related loan. At April 1, 2000 and April 3, 1999, accumulated amortization was $2,551,000 and $972,000, respectively.

Income Taxes

     Deferred income taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to the differences between the financial reporting and tax basis of existing assets and liabilities. Valuation allowances are recorded to the extent that it is more likely than not that future tax benefits will not be realized.

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

Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") under which compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

Self Insurance

     The Company self-insures workers' compensation, automobile liability, general liability and non-union employee medical costs to varying deductible limits, and with the exception of medical costs, carries third party insurance in excess of such limits. Reserves are provided for the estimated settlement value up to the deductible limit of all claims incurred during each policy year. At April 1, 2000 and April 3, 1999, the total self insurance reserve was $54,133,000 and $52,412,000, respectively, of which $41,047,000 and $44,005,000 is reflected in other noncurrent liabilities in the accompanying consolidated balance sheet.

Adverse Leases

     Amortization of adverse leases is computed using the straight-line basis over the lease life. At April 1, 2000 and April 3, 1999, accumulated amortization was $8,355,000 and $3,188,000, respectively.

Revenue Recognition

     Revenues from the sale of products are recognized at the point of sale to the Company's customers.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense for Fiscal 2000, the 33 weeks ended April 3, 1999, the 20 weeks ended August 15, 1998 and Fiscal 1998 were $24,555,000, $15,647,000, $10,834,000 and $33,216,000, respectively.

Store Opening and Closing Costs

     Noncapital expenditures incurred in opening new stores or remodeling existing stores are expensed in the year in which they are incurred. When a store is closed, the remaining investment in land, buildings and equipment, net of expected recovery value, is expensed. For properties under operating lease agreements, the present value cost of any remaining liability under the lease, net of expected sublease recovery, is also expensed.

Fair Value of Financial Instruments

     The carrying amount of the Company's cash and temporary investments, receivables, accounts payable and accrued liabilities approximates fair value. The fair value of the long-term debt is based on the quoted market prices, since such instruments are publicly traded. At April 1, 2000 and April 3, 1999, the approximate fair value of the long-term debt was $198,900,000 and $228,275,000, respectively.

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

Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). This statement requires that entities present, on the face of the income statement for all periods presented, basic and diluted per share amounts. Basic earnings per share is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the impact of any dilutive stock options or warrants outstanding (potential common shares). For the 52 weeks ended April 1, 2000 and the 33 weeks ended April 3, 1999, potentially dilutive shares totaling 5,810,241 and 8,021,120, respectively, have been excluded from the computation of the Company's diluted earnings per share because the effect would have been anti-dilutive. Net loss per share data is not meaningful for periods prior to August 15, 1998 due to the 1998 Reorganization. The Company adopted SFAS No. 128 in the third quarter of Fiscal 1998.

Other Comprehensive Income

     Effective March 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 sets forth standards for the reporting of comprehensive income in the financial statements. Comprehensive income includes net earnings and other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that have been excluded from net earnings and recorded directly in the stockholders' equity section of the balance sheet.

Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the Fiscal 2000 presentation.

NOTE 2 - Restructuring Reserves

     During the 12 weeks ended April 1, 2000 (the "Fiscal 2000 Fourth Quarter"), the Company incurred one-time charges of $19.6 million for senior management restructuring, staff reductions and store closure costs.


                                                      Recognition of
                                                      Severance and    Store Closure         Total
                                                     Pension Benefits      Costs
                                                     ---------------------------------- -----------------
Severance costs                                        $       6,902    $         -       $       6,902
Pension gains                                                 (7,042)               -            (7,042)
Writedown of assets                                                -            4,814             4,814
Occupancy costs                                                    -           14,930            14,930
                                                     ---------------------------------- -----------------
   Total                                               $        (140)   $      19,744     $      19,604
Cash expenditures                                             (1,373)               -            (1,373)
Writedown of assets                                                -           (4,314)           (4,314)
Reduction of pension liability                                 7,042                -             7,042
                                                     ---------------------------------- -----------------
Restructuring reserves at April 1, 2000                $       5,529    $      15,430     $      20,959
                                                     ================================== =================

     Severance costs consist of obligations to employees who were terminated or were notified of termination under a plan authorized by senior management.

     The restructuring charges also include the amounts to be paid under separation agreements for two former senior management members and the associated reduction in the qualified and supplemental retirement plans.

       Store closure costs relate to the cost of closing 19 stores. During the Fiscal 2000 Fourth Quarter the Company decided to close twelve poor performing stores and it chose not to renew an agreement with Penn Traffic Company for leasing seven other stores that have operated under the Grand Union name for the past ten years. These costs include non-cash asset writedowns, estimated occupancy expenses that will be paid on closed stores through 2019 and the estimated cost of refurbishing the Penn Traffic leased stores.

NOTE 3 - 1998 Reorganization

     On August 17, 1998 (the "Effective Date"), the Company consummated the Plan of Reorganization pursuant to the August 5, 1998 Confirmation Order of the United States Bankruptcy Court for the District of New Jersey. Consummation of the Plan of Reorganization resulted in a capital restructuring of the Company, whereby approximately $600 million in then outstanding senior notes (the "Old Senior Notes") were eliminated from the Company's balance sheet, reducing annual interest expense by approximately $72 million.

     Consummation of the Plan of Reorganization resulted in (i) the issuance of 30,000,000 shares of common stock (the "New Common Stock") to the holders of the Company's Old Senior Notes; (ii) the issuance of Series 1, 2 and 3 warrants (the "New Series 1, Series 2 and Series 3 Warrants") to the holders of the Company's then outstanding preferred stock (the "Old Preferred Stock"); (iii) the issuance of New Series 1 Warrants to holders of the Company's then outstanding common stock (the "Old Common Stock"); and (iv) cancellation of the Company's Old Senior Notes, Old Preferred Stock, Old Common Stock, the then outstanding warrants (the "Old Series 1 and Series 2 Warrants") and the then outstanding stock options ("Old Stock Options"). On March 24, 2000, the NASDAQ Listing Qualifications Panel advised the Company its Common Stock no longer qualified for trading on the NASDAQ National Market and would be delisted. The Company has appealed the decision and is seeking to transfer the Common Stock to the NASDAQ SmallCap Market. Until a final determination is made, the Company's Common Stock will remain on the NASDAQ National Market under the ticker symbol "GUCO" as it has been since October 1, 1998. Pursuant to the Plan of Reorganization, the number of outstanding shares of New Common Stock was reduced to 29,992,389 as of August 17, 1999, because of unreturned Old Senior Notes.

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

NOTE 4 - Fresh-Start Reporting

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

     As a result of the consummation of the Plan of Reorganization, the Company recognized an extraordinary gain on debt discharge as follows (in thousands):

Elimination of Old Debt, deferred financing fees and accrued interest             $     645,884
Issuance of New Common Stock                                                           (385,100)
                                                                                ----------------
    Extraordinary gain on debt discharge                                          $     260,784
                                                                                ================

NOTE 5 - Unusual Items

     Unusual items included in the consolidated statement of operations consist of the following (in thousands):


                                                                        Successor Company                 Predecessor Company
                                                                ---------------------------------- ---------------------------------
                                                                    52 Weeks         33 Weeks          20 Weeks         52 Weeks
                                                                     Ended            Ended             Ended            Ended
                                                                    April 1,         April 3,         August 15,       March 28,
                                                                      2000             1999              1998             1998
                                                                ---------------------------------- ---------------------------------
                                                                ---------------------------------- ---------------------------------
Reserve for senior management restructuring, staff reductions     $      19,604    $         -       $         -      $         -
   and store closure costs
1998 reorganization items                                                     -              988             4,789            2,668
Charges relating to severance                                                 -                -                 -            3,000
1995 reorganization items                                                     -                -                 -              665
                                                                ---------------------------------- ---------------------------------
                                                                ---------------------------------- ---------------------------------
   Total unusual items                                            $      19,604    $         988     $       4,789    $       6,333
                                                                ================================== =================================

     During the Fiscal 2000 Fourth Quarter, the Company incurred one-time charges of $19.6 million for senior management restructuring, staff reductions and store closure costs. This amount includes $4.8 million in store asset writedowns, $14.9 million of store occupancy costs, $6.9 million in severance charges and a $7.0 million credit for gains in pension benefit plans. The Company paid $1,373,000 in severance during the Fiscal 2000 Fourth Quarter.

     During the 33 weeks ended April 3, 1999 and the 20 weeks ended August 15, 1998, the Company recorded $988,000 and $8,602,000, respectively in connection with legal, advisory and bank fees associated with the Plan of Reorganization and $3,813,000 as a net gain during the 20 weeks ended August 15, 1998 resulting from the elimination of debt premiums.

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

NOTE 6 - Accounting Change

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB 101 effective April 4, 1999. The Fiscal 2000 results include a $7.6 million charge against cost of sales as a result of the adoption of SAB 101. The cumulative effect of the change, which relates to the Successor Company for the 33 weeks ended April 3, 1999, was to increase the net (loss) for Fiscal 2000 by $3,525,000, or $0.12 per share, net of a tax benefit of $2,449,000. The effect prior to this date has not been computed due to the Company's emergence from bankruptcy effective August 15, 1998.

     Pro forma amounts (unaudited), assuming the new accounting principle was applied during all periods presented, follow with comparisons to actual results.

                                                                        Successor Company
                                                                ----------------------------------
                                                                    52 Weeks         33 Weeks
                                                                     Ended            Ended
                                                                    April 1,         April 3,
                                                                      2000             1999
                                                                ----------------------------------
Net Income (Loss) Before Cumulative Effect of Accounting Change:
    As reported                                                   $    (306,865)   $     (77,483)
    Pro forma                                                          (306,865)         (81,008)

Net Income (Loss):
    As reported                                                   $    (310,390)   $     (77,483)
    Pro forma                                                          (306,865)         (81,008)

Loss Per Share Before Cumulative Effect of Accounting Change:
    As reported                                                   $     (10.23)    $      (2.58)
    Pro forma                                                           (10.23)           (2.70)

Basic & Diluted Net (Loss) Per Share:
    As reported                                                   $     (10.35)    $      (2.58)
    Pro forma                                                           (10.23)           (2.70)

NOTE 7 - Property, Plant and Equipment, Net

     Property, plant and equipment, at cost, consists of the following (in thousands):

                                                                    April 1,         April 3,
                                                                      2000             1999
                                                                ---------------- ----------------
Property owned:
  Land                                                            $      16,794    $      16,841
  Buildings                                                              74,024           66,782
  Fixtures and equipment                                                429,096          394,667
  Leasehold improvements                                                179,413          166,444
                                                                ---------------- ----------------
                                                                        699,327          644,734
Less: accumulated depreciation and amortization                         475,351          432,818
                                                                ---------------- ----------------
Property owned, net                                                     223,976          211,916
                                                                ---------------- ----------------

Property held under capital leases:

  Land and buildings                                                    147,782          163,968
  Equipment                                                               4,465           11,858
                                                                ---------------- ----------------
                                                                        152,247          175,826
Less: accumulated amortization                                           51,504           59,861
                                                                ---------------- ----------------
Property held under capital leases, net                                 100,743          115,965
                                                                ---------------- ----------------

Property, plant and equipment, net                                $     324,719    $     327,881
                                                                ================ ================

     Depreciation and amortization of owned and leased property for Fiscal 2000, the 33 weeks ended April 3, 1999, the 20 weeks ended August 15, 1998 and Fiscal 1998 were $59,577,000, $32,685,000, $17,612,000 and $78,554,000, respectively.

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairments of long-lived assets and certain identifiable intangibles when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. In accordance with this statement, the Company performed an evaluation of its assets for impairment considering the present value of estimated net future operating cash flows. This review resulted in the Company recording an impairment loss of $15,996,000, $7,752,000, $0 and $25,020,000 for Fiscal 2000, the 33 weeks ended April 3,
1999, the 20 weeks ended August 15, 1998 and Fiscal 1998, respectively, which was recorded through depreciation in order to write down certain impaired store assets.

NOTE 8 - Receivables and Accounts Payable and Accrued Liabilities

     Receivables at April 1, 2000 and April 3, 1999 are net of allowances for doubtful accounts of $7,102,000 and $4,991,000, respectively.

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                    April 1,         April 3,
                                                                      2000             1999
                                                                ---------------- ----------------
Accounts payable                                                  $      97,061    $      77,542
Accrued liabilities:
  Payroll                                                                22,123           27,246
  Deferred income                                                        16,529            6,954
  Insurance                                                              15,973           14,014
  Restructuring                                                          10,621
  Other                                                                  32,954           46,243
                                                                ---------------- ----------------
    Total accounts payable and accrued liabilities                $     195,261    $     171,999
                                                                ================ ================

NOTE 9 - Income Taxes

     The components of the deferred income tax provision are as follows (in thousands):

                                                                       Successor Company                 Predecessor Company
                                                               ---------------------------------- ---------------------------------
                                                                   52 Weeks         33 Weeks          20 Weeks         52 Weeks
                                                                    Ended            Ended             Ended            Ended
                                                                   April 1,         April 3,         August 15,       March 28,
                                                                     2000             1999              1998             1998
                                                               ---------------- ----------------- ---------------- -----------------
Federal                                                          $      99,773    $         440     $         -      $      43,872
State                                                                   17,407              127               -              7,521
                                                               ---------------- ----------------- ---------------- -----------------
Income tax provision                                             $     117,180    $         567     $         -      $      51,393
                                                               ================= ================ ================ ================

     The reconciliation of the income tax (benefit) computed at the federal statutory rate to the reported income tax provision is as follows (in thousands):

                                                                        Successor Company                 Predecessor Company
                                                                ---------------------------------- ---------------------------------
                                                                    52 Weeks         33 Weeks          20 Weeks         52 Weeks
                                                                     Ended            Ended             Ended            Ended
                                                                    April 1,         April 3,         August 15,       March 28,
                                                                      2000             1999              1998             1998
                                                                ---------------- ----------------- ---------------- ----------------

(Benefit) computed at federal statutory tax rate                  $     (66,390)   $     (26,920)    $     (24,114)   $     (88,407)
(Increase) decrease in the benefit resulting from:
   Amortization of excess reorganization value                           46,148           28,401            14,045           36,257
   State and local taxes, net of federal income tax benefit and
    valuation allowance                                                  17,407               83            (1,434)          (9,039)
   Other                                                                    411             (997)            1,703           (2,005)
   Deferred tax asset valuation allowance (federal)                     119,604                -             9,800          114,587
                                                                ---------------- ----------------- ---------------- ----------------
Income tax provision                                              $     117,180    $         567     $         -      $      51,393
                                                                ================ ================= ================ ================


     The components of the net deferred tax asset are as follows (in thousands):

                                                                    April 1,         April 3,
                                                                      2000             1999
                                                                ---------------- ----------------

Deferred tax assets:
   Insurance reserve                                              $      23,516   $       24,414
   Pension                                                               20,657           19,180
   Postretirement benefit liability                                      19,114           18,063
   Depreciable assets                                                    37,282           33,375
   Other miscellaneous reserves                                          41,039           27,289
   Net operating loss carryforward                                        5,912                -
                                                                ---------------- ----------------
Total deferred tax assets                                               147,520          122,321
                                                                ---------------- ----------------

Deferred tax liabilities:
   LIFO reserve                                                           6,212            7,892
                                                                ---------------- ----------------
Total deferred tax liabilities                                            6,212            7,892
                                                                ---------------- ----------------

Net deferred tax asset before valuation allowance                       141,308          114,429
Valuation allowance                                                    (141,308)               -
                                                                ---------------- ----------------
Net deferred tax asset                                           $            -   $      114,429
                                                                ================ ================

     The Company recorded a provision for income tax of $117,180,000 for Fiscal 2000 and $567,000 for the 33 weeks ended April 3, 1999, representing federal and state income taxes. The Company recorded no income tax benefit relating to net operating losses generated during Fiscal 2000, the 20 weeks ended August 15, 1998 and Fiscal 1998, as they were offset by valuation allowances.

     During the fourth quarter of Fiscal 2000, the Company determined that the likelihood of realizing its net deferred tax asset had significantly diminished as a result of long-term financial prospects. As a result, a valuation allowance was established to fully reserve for its entire net deferred tax asset. Similarly, during the fourth quarter of Fiscal 1998, the company established a valuation allowance for the portion of its deferred tax asset relating to temporary differences.

     As of April 1, 2000, the Company had a net operating loss carryforward of approximately $14,419,000, expiring in the year 2020. At the end of Fiscal 1999, all credit and operating loss carryforward balances were completely offset by the discharge of indebtedness income recorded in connection with the Plan of Reorganization. In addition, the tax basis of the Company's assets was reduced by $26,864,000, representing the Company's discharge of indebtedness income in excess of its operating loss and credit carryforwards as of April 3, 1999.

NOTE 10 - Debt

     The components of the Company's debt are as follows (in thousands):

                                                                    April 1,         April 3,
                                                                      2000             1999
                                                                ---------------- ----------------
Bank Credit Agreements:
  Term Loans                                                      $     230,000    $     230,000
  Revolving Credit Facility                                               4,000                -
                                                                ---------------- ----------------
                                                                        234,000          230,000
Less: current maturities of long-term debt                                    -                -
                                                                ---------------- ----------------
Long-term debt                                                    $     234,000    $     230,000
                                                                ================ ================

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

     On August 17, 1998, as a result of the consummation of the Plan of Reorganization, the Company entered into the Credit Agreement. The Credit Agreement is comprised of: (i) a $230 million term loan facility (the "Term Loan") and (ii) a $70 million revolving credit facility (the "Revolving Credit"). The Credit Agreement is secured by substantially all of the assets of Grand Union and its subsidiaries, and is guaranteed by its subsidiaries. The interest rate applicable to the Term Loan and Revolving Credit is equal to, at the Company's election, either (i) 2% above the highest of (A) Citibank's prime or base rate, (B) 0.50% over the Federal Funds Rate per annum and (C) 1% above the certificate of deposit rate, or (ii) LIBOR plus 3%, in each case, subject to reduction, based on certain performance criteria. At April 1, 2000, borrowings under the Credit Agreement were at a weighted average interest rate of 8.70%. The Term Loan and Revolving Credit will mature on August 17, 2003. The proceeds of the Credit Agreement have been used to refinance the obligations under the DIP Facility and supplemental term loan claims under the Old Credit Agreement, and the excess portion will be used for the working capital needs of Grand Union and its subsidiaries, including capital expenditures. Up to $50 million of Revolving Credit will be available for the issuance of letters of credit. As of April 1, 2000, an aggregate of $31 million of letters of credit were issued and outstanding under the Credit Agreement. Such letters of credit have been issued primarily in connection with the Company's self insurance for workers compensation, auto and general liability.

     The Company recently experienced a reduction in its anticipated operating results and, therefore, the Company's ability to achieve certain of its future financial covenants included in the Credit Agreement became questionable. As a result, the Company commenced negotiations with the lenders under the Credit Agreement and, effective June 30, 2000, executed the third amendment to the Credit Agreement (the "Third Amendment"), which, among other things, adjusted certain of the financial covenants and permits the Company to retain a greater portion of the proceeds of asset sales to a specified level. The Third Amendment also provides that the financial covenants, which have an EBITDA component, will be computed and measured based upon each of the Company's 13 fiscal reporting periods, whereas before they were computed and measured quarterly. This new requirement subjects the Company to increased risk that a short-term decline in operating performance could potentially trigger an event of default under the Credit Agreement resulting in the entire loan balance becoming due and payable, subject to the lenders' discretion and proper notification. The Company believes that the revised financial covenants are achievable for each period throughout the remainder of the year, although there can be no assurance that unanticipated adverse events will not occur. The Third Amendment also requires the Company to retain an investment banker for purposes of exploring all strategic alternatives and to retain a consulting company to assist in the preparation of a business plan.

NOTE 11 - Property Leases

     The Company principally operates in leased stores and offices, in most cases holding renewal options with varying terms. Many of the leases contain clauses, which provide for increased rentals based upon increases in real estate taxes, lessors' operating expenses and increased sales levels.

     Future minimum payments under capital and non-cancelable operating leases, net of minimum sublease income, as of April 1, 2000 are as follows (in thousands):

                                                                    Capital         Operating
                                                                ---------------- ----------------
Fiscal

2001                                                              $      23,561    $      31,295
2002                                                                     22,623           26,291
2003                                                                     21,792           24,562
2004                                                                     21,796           21,720
2005                                                                     22,175           19,542
Later years                                                             263,640          153,983
                                                                ---------------- ----------------
Total minimum lease payments                                            375,587          277,393
Less: sublease rental income                                             (1,739)         (15,086)
                                                                ---------------- ----------------
Net minimum lease payments                                              373,848    $     262,307
                                                                                 =================
Less: portion representing interest                                    (227,814)
                                                                ----------------
Present value of net minimum lease payments                             146,034
Less: current portion of obligations under capital leases                (4,544)
                                                                ----------------
Noncurrent portion of obligations under capital leases (net of    $     141,490
  sublease rental income)                                       ================

     Contingent rentals (received)/incurred on capital leases for Fiscal 2000, the 33 weeks ended April 3, 1999, the 20 weeks ended August 15, 1998, and Fiscal 1998 were $(1,000), $37,000, $24,000 and $81,000, respectively.

     The rental expense for all operating leases was $51,266,000, $30,397,000, $18,887,000 and $48,262,000 during Fiscal 2000, the 33 weeks ended April 3, 1999, the 20 weeks ended August 15, 1998 and Fiscal 1998, respectively. Contingent rental expense included in total rental expense was $2,196,000, $1,494,000, $981,000 and $2,538,000, during Fiscal 2000, the 33 weeks ended
April 3, 1999, the 20 weeks ended August 15, 1998 and Fiscal 1998, respectively.

NOTE 12 - Interest Expense, Net

       The components of interest expense, net are summarized as follows (in thousands):

                                                                        Successor Company                 Predecessor Company
                                                                ---------------------------------  ---------------------------------
                                                                 52 Weeks Ended   33 Weeks Ended    20 Weeks Ended   52 Weeks Ended
                                                                    April 1,         April 3,         August 15,        March 28,
                                                                      2000             1999              1998             1998
                                                                ---------------- ----------------  ---------------- ----------------
Term Loans                                                        $      19,409    $      12,315     $       9,653    $      16,813
Revolving Credit                                                            696              111               579            2,203
12% Senior Notes, net of amortization of debt premium                         -                -            16,882           70,817
Capital lease obligations                                                20,230           12,513             7,793           20,166
Banking and letter of credit fees                                         1,092            1,000               625            1,630
Deferred loan placement fees                                              1,579              972               821            1,540
Other                                                                     1,075              821               333              822
Interest income                                                            (956)            (584)             (177)            (221)
                                                                ---------------- ----------------  ---------------- ----------------
     Total interest expense, net                                  $      43,125    $      27,148     $      36,509    $     113,770
                                                                ================ ================= ================ ================

NOTE 13 - Pension Plans

     The components of the net periodic pension expense for the Company's defined benefit pension plans are as follows (in thousands):

                                                                     Fiscal           Fiscal            Fiscal
                                                                      2000             1999              1998
                                                                ----------------- ----------------- ----------------
Service cost - benefits earned during the period                  $       6,971    $       6,211     $       4,492
Interest costs on projected benefit obligations                          13,544           13,150            12,700
Expected return on plan assets                                          (11,609)         (12,610)          (12,589)
Net amortization and deferral                                              (218)             340               171
                                                                ----------------- ----------------- ----------------
Net periodic pension expense                                      $       8,688    $       7,091     $       4,774
                                                                ================= ================= ================

     The Company has not segregated the respective Successor and Predecessor Company pension expense for Fiscal 1999 because it is impractical to do so.

     The actuarial present value of benefit obligations and the funded status of the Company's pension plans are as follows (in thousands):

                                                         Fiscal Year 2000                            Fiscal Year 1999
                                            ---------------------------------------------------------------------------------------
                                              Qualified    Supplemental       Total       Qualified    Supplemental      Total
                                              Retirement                                 Retirement
                                                 Plan          Plan                         Plan           Plan
                                            -------------- -------------- ------------- -------------- ------------- --------------
Change in benefits obligation
  Benefit obligation at beginning of year     $  213,626     $    6,707     $  220,333    $  194,482     $    7,789    $  202,271
  Service cost                                     5,805          1,166          6,971         5,794            417         6,211
  Interest cost                                   13,175            369         13,544        12,634            516        13,150
  Amendments                                           -            222            222             -              -             -
  Settlement (gain)                              (17,103)        (4,507)       (21,610)            -              -             -
  Curtailment loss                                     -          2,384          2,384             -              -             -
  Actuarial (gain) loss                          (15,417)        (1,395)       (16,812)       16,222         (1,557)       14,665
  Benefits paid                                   (8,766)          (467)        (9,233)      (15,506)          (458)      (15,964)
                                            -------------- -------------- ------------- -------------- ------------- --------------
  Benefit obligations at end of year          $  191,320     $    4,479     $  195,799    $  213,626     $    6,707    $  220,333
                                            ============== ============== ============= ============== ============= ==============

Change in plan assets
  Fair value of plan assets at beginning of
  year                                        $  186,697     $        -     $  186,697    $  192,386     $        -    $  192,386
  Actual return on plan assets                    28,565              -         28,565         9,817              -         9,817
  Employer contributions                               -          4,974          4,974             -            458           458
  Settlement (gain)                              (17,103)        (4,507)       (21,610)            -              -             -
  Benefits paid                                   (8,766)          (467)        (9,233)      (15,506)          (458)      (15,964)
                                            -------------- -------------- ------------- -------------- ------------- --------------
  Fair value of plan assets at end of year    $  189,393     $        -     $  189,393    $  186,697     $        -    $  186,697
                                            ============== ============== ============= ============== ============= ==============
  Funded status                               $   (1,927)    $   (4,479)    $   (6,406)   $  (26,929)    $   (6,707)   $  (33,636)
  Unrecognized net actuarial (gain) loss         (37,003)          (304)       (37,307)       (7,934)        (1,834)       (9,768)
  Unrecognized prior service cost                      -            222            222             -              -             -
                                            -------------- -------------- ------------- -------------- ------------- --------------
   (Accrued) pension cost                     $  (38,930)    $   (4,561)    $  (43,491)   $  (34,863)    $   (8,541)   $  (43,404)
                                            ============== ============== ============= ============== ============= ==============

     The settlement and curtailment referred to above arose as a result of the senior management restructuring and staff reductions discussed in Note 2.

     Weighted average assumptions used in all Company sponsored plans were as follows:

                                                    Fiscal 2000                   Fiscal 1999
                                            ----------------------------- ----------------------------
                                              Qualified                     Qualified
                                              Retirement   Supplemental    Retirement   Supplemental
                                                 Plan          Plan           Plan          Plan
                                            -------------- -------------- ------------- --------------
Discount rate                                   7.00%          7.00%          6.25%         6.25%
Rates of increase in future compensation        4.75%          4.75%          4.50%         4.50%
Expected return on plan assets                  7.25%           N/A           8.25%          N/A

NOTE 14 - Postretirement Health Care and Life Insurance Benefits

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

     Net postretirement benefit cost consisted of the following (in thousands):

                                                                     Fiscal           Fiscal            Fiscal
                                                                      2000             1999              1998
                                                                ----------------- ----------------- -----------------
Service cost - benefits earned during the period                  $         812    $         854     $         720

Interest cost on accumulated postretirement benefit obligation            2,998            2,883             2,690
Net amortization and deferral                                                 -              162                 -
                                                                ----------------- ---------------- -----------------
Net postretirement benefit expense                                $       3,810    $       3,899     $       3,410
                                                                ================= ================ =================

     The Company has not segregated the respective Successor and Predecessor Company postretirement benefit expense for Fiscal 1999 because it is impractical to do so.

     The unfunded accrued postretirement benefit cost consists of the following (in thousands):

                                                                    April 1,         April 3,
                                                                      2000             1999
                                                                ---------------------------------
Change in benefit obligation
  Benefit obligation at beginning of year                         $      47,670    $      44,642
  Service cost                                                              812              854
  Interest cost                                                           2,998            2,883
  Plan participants' contributions                                          732              500
  Actuarial (gain) loss                                                  (1,933)           1,499
  Benefits paid                                                          (3,135)          (2,708)
                                                                ---------------- ----------------
  Benefit obligations at end of year                              $      47,144    $      47,670
                                                                ================ ================

Change in plan assets
  Fair value of plan assets at beginning of year                  $           -    $           -
  Actual return on plan assets                                                -                -
  Employer contributions                                                  2,403            2,208
  Plan participants' contributions                                          732              500
  Benefits paid                                                          (3,135)          (2,708)
                                                                ---------------- ----------------
  Fair value of plan assets at end of year                        $           -    $           -
                                                                ================ ================

  Funded status                                                   $     (47,144)   $     (47,670)
  Unrecognized actuarial loss                                                38            1,971
  Unrecognized prior year service cost                                        -                -
                                                                ---------------- ----------------
  Accrued postretirement benefit cost                             $     (47,106)   $     (45,699)
                                                                ================ ================

Effect of a one-percentage-point increase in the assumed
health care cost trend rates:
  1.Change in service cost plus interest cost components          $          12    $          13
  2.Change in accumulated postretirement benefit obligation                 165              202

Effect of a one-percentage-point decrease in the assumed
health care cost trend rates:
  1.Change in service cost plus interest cost components          $         (11)   $         (12)
  2.Change in accumulated postretirement benefit obligation                (158)            (197)

Weighted average assumptions at year end
Discount rate                                                              7.00%            6.25%
Expected return on plan assets                                              N/A              N/A
Gross health care cost trend rates*
    (a) Pre 65 initial/ultimate                                      8.00%/4.75%      9.00%/4.50%
    (b) Post 65 initial/ultimate                                     5.00%/4.75%      6.00%/4.50%

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

NOTE 15 - Equity Compensation Plans

     The Company grants options for common stock under two plans - The Grand Union Company 1995 Equity Incentive Plan, as amended ("EIP") and The Grand Union Company 1995 Non-Employee Directors' Stock Option Plan, as amended ("NEDSOP"). In connection with the 1998 Reorganization, the EIP was amended to adjust: 1) the aggregate number of shares issuable from 6,000,000 shares to 3,250,000 shares of the Company's Common Stock; and 2) the aggregate number of shares that may be issued to any individual participant to 3,000,000 from 2,000,000. The NEDSOP was amended on December 9, 1999, to adjust: 1) the aggregate number of shares issuable from 100,000 shares to 250,000 shares, and 2) the initial and annual grants to directors. Both plans are administered by a committee of the Board of Directors. Options under the EIP and the NEDSOP generally vest over four and three years respectively, subject to the terms of individual grants. All grants outstanding become immediately exercisable upon certain changes of control of the Company. Options under both plans expire ten years from the grant date, unless otherwise provided in a particular grant. As a result of the 1998 Reorganization, all then existing options under both plans were cancelled effective August 17, 1998.

     The following tables summarize information about options outstanding for both stock option plans:

                                                    Successor Company
                                    --------------------------------------------------
                                        52 Weeks Ended            33 Weeks Ended
                                         April 1, 2000            April 3, 1999
                                    ------------------------ -------------------------
                                                 Weighted                  Weighted
                                                  Average                  Average
                                                 Exercise                  Exercise
EIP                                   Shares       Price       Shares       Price
---                                 ------------ ---------- ------------- ----------- -
Outstanding at beginning of year      2,408,192  $  11.583             -  $        -
Granted                                 612,500     11.377     2,408,192     11.583
Exercised                                     -      -                 -       -
Cancelled or expired                 (1,622,084)    11.542             -       -
                                    ------------------------ -------------------------
Outstanding at end of year            1,398,608  $  11.532     2,408,192  $  11.583
                                    ======================== =========================

Options exercisable at year-end         104,110  $  12.279        61,225  $  12.320
                                    ======================== =========================

Available for issuance under the      1,851,392                  841,808
plan

Weighted average contractual life
 (years)                                  6.152                    4.081

Range of exercise prices                 $4.690                   $8.500
                                     to $13.438               to $13.438



                                                   Predecessor Company
                                    --------------------------------------------------
                                        20 Weeks Ended            52 Weeks Ended
                                        August 15, 1998           March 28, 1998
                                    ------------------------ -------------------------
                                                 Weighted                  Weighted
                                                  Average                  Average
                                                 Exercise                  Exercise
EIP                                   Shares       Price       Shares       Price
---                                 ------------ ---------- ------------- -----------
Outstanding at beginning of year      4,232,781  $   2.271       226,280  $   6.365
Granted                                       -      -         4,133,800      2.146
Exercised                                     -      -            (5,325)     1.844
Cancelled or expired                 (4,232,781)     2.271      (121,974)     5.658
                                    ------------------------ -------------------------
Outstanding at end of year                    -  $      -      4,232,781  $   2.271
                                    ======================== =========================

Options exercisable at year-end               -  $       -     2,983,981  $   1.972
                                    ======================== =========================

Available for issuance under the              -                1,767,219
plan

Weighted average contractual life
 (years)                                      -                    9.386

Range of exercise prices                      -                   $1.375
                                                               to $6.625


                                                    Successor Company
                                    --------------------------------------------------
                                        52 Weeks Ended            33 Weeks Ended
                                         April 1, 2000            April 3, 1999
                                    ------------------------ -------------------------
                                                 Weighted                  Weighted
                                                  Average                  Average
                                                 Exercise                  Exercise
NEDSOP                                Shares       Price       Shares       Price
------                              ------------ ----------- ------------ ------------
Outstanding at beginning of year         40,000  $   8.759             -  $        -
Granted (*)                              50,500     10.322        40,000      8.759
Exercised                                     -      -                 -       -
Cancelled or expired                          -      -                 -       -
                                    ------------ ----------- ------------ ------------
Outstanding at end of year               90,500  $   9.631        40,000  $   8.759
                                    ============ =========== =========================

Options exercisable at year-end          30,172  $   9.193        13,328  $   8.759
                                    ============ =========== =========================

Available for issuance under the        159,500                   60,000
plan

Weighted average contractual life
 (years)                                  9.119                    9.447

Range of exercise prices                 $8.759                   $8.759
                                     to $12.500

                                                    Predecessor Company
                                    --------------------------------------------------
                                        20 Weeks Ended            52 Weeks Ended
                                        August 15, 1998           March 28, 1998
                                    ------------------------ -------------------------
                                                 Weighted                  Weighted
                                                  Average                  Average

                                                 Exercise                  Exercise

NEDSOP                                Shares       Price       Shares       Price
------                              ------------ ----------- ------------ ------------
Outstanding at beginning of year         68,500  $   4.472        51,000  $   5.941
Granted (*)                                   -      -            27,000      2.208
Exercised                                     -      -                 -       -
Cancelled or expired                    (68,500)     4.472        (9,500)     5.928
                                    ------------ ----------- ------------ ------------
Outstanding at end of year                    -  $       -        68,500  $   4.472
                                    ============ =========== ============ ============

Options exercisable at year-end               -  $       -        34,336  $   5.907
                                    ============ =========== ============ ============

Available for issuance under the              -                   31,500
plan

Weighted average contractual life
 (years)                                      -                    7.577

Range of exercise prices                      -                   $2.156
                                                               to $6.125





(*) Subject to approval by the Stockholders of the December 9, 1999 amendments to the NEDSOP.

     The following table summarizes information about options outstanding for the EIP as of April 1, 2000:

                                                            Options Outstanding                         Options Exercisable
                                            ---------------------------------------------------- ----------------------------------
                                                                  Weighted
                                                                  Average          Weighted                           Weighted
                                                Options          Remaining          Average          Options          Average
 Range of Exercise Prices                      Outstanding     Contractual Life  Exercise Price     Exercisable     Exercise Price
 ------------------------                   ----------------- ----------------- ---------------- ---------------- -----------------
    $4.6875                                        50,000           9.953         $    4.6875                -      $      N/A
     8.5000  to 10.6500                           336,742           2.768             10.5426            3,750           8.5000
    11.0000  to 12.3200                           803,866           6.674             12.1247           36,735          12.3200
    12.4375  to 13.4375                           208,000           8.699             12.4880           63,625          12.4788
                                            ----------------- ----------------- ---------------- ---------------- -----------------

   $4.6875   to 13.4375                         1,398,608           6.152         $   11.5320          104,110      $   12.2794
                                            =================                                    ================

     The options issued under these plans will expire if not exercised at specific dates ranging from August, 2002 to March, 2010 for the EIP and September , 2008 to December, 2009 for the NEDSOP.

     The Company follows Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," to account for its EIP and NEDSOP. No compensation cost is recognized because the option exercise price is equal to or greater than the market price of the underlying stock on the date of grant.

     An alternative method of accounting for stock options is SFAS No. 123. Under SFAS No. 123, employee stock options are valued at grant date using the Black-Scholes valuation model and compensation cost is recognized ratably over the vesting period. Had compensation cost for the Company's stock option and employee plans been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123, net income (loss) and basic and diluted net (loss) per common share would have been changed to the pro forma amounts indicated below:

                                                                        Successor Company                 Predecessor Company
                                                                ---------------------------------- ---------------------------------
                                                                 52 Weeks Ended   33 Weeks Ended    20 Weeks Ended   52 Weeks Ended
                                                                    April 1,         April 3,         August 15,        March 28,
                                                                      2000             1999              1998             1998
                                                                ---------------- ----------------- ---------------- ----------------
Net income (loss)
 As reported                                                     $     (310,390)  $      (77,483)   $    189,582     $     (312,414)
  Pro forma                                                            (310,896)         (77,847)        N/A                 N/A

Basic and diluted net (loss) per common share (*)
  As reported (*)                                                $       (10.35)  $        (2.58)         N/A                N/A
  Pro forma (*)                                                          (10.36)           (2.59)         N/A                N/A

     (*) Basic and diluted net (loss) per common share is not meaningful for the period prior to the Effective Date due to the significant change in the capital structure of the Company. The Common Stock began trading on the NASDAQ National Market on October 1, 1998.

     The weighted average fair values at date of grant for the Company's options granted during Fiscal 2000 and Fiscal 1999 were $5.40 and $4.32, respectively. The fair values of options were estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                        Successor Company                 Predecessor Company
                                                                ---------------------------------- ---------------------------------
                                                                    52 Weeks         33 Weeks       20 Weeks Ended   52 Weeks Ended
                                                                     Ended            Ended
                                                                    April 1,         April 3,         August 15,        March 28,
                                                                      2000             1999              1998             1998
                                                                ---------------- ----------------- ---------------- ----------------
Expected life (years)                                                   4.6              4.4            N/A              N/A
Risk-free interest rate                                                5.12%            4.98%           N/A              N/A
Volatility                                                            51.72%           33.80%           N/A              N/A
Dividend yield                                                         0.00%            0.00%           N/A              N/A

NOTE 16 - Related Party Transactions

     In connection with a Stock Purchase Agreement, the Company entered into a management services agreement (the "Services Agreement") with Shamrock Capital Advisors, Inc. ("SCA"). The Company paid $39,000 and $552,000 for Fiscal 1999 and Fiscal 1998, respectively, under the Services Agreement. The Service Agreement expired by its terms in September 1999. No further payments will be made to SCA due to the Plan of Reorganization. An agreement was also made in connection with the sale of the Class A Convertible Preferred Stock with Roger
E. Stangeland, Chairman of the Board, wherewith he personally purchased an additional 60,000 shares of the same preferred stock for an aggregate price of $3,000,000.

NOTE 17 - Contingency Matters and Commitments

     The Company is subject to certain legal proceedings and claims arising in connection with its business. It is management's opinion that the ultimate resolution of such legal proceedings and claims will not have a material adverse effect on the Company's consolidated results of operations or its financial position.

     On September 24, 1999, the Company signed a term sheet (the "C&S Term Sheet") extending its primary supply agreement with C&S and modifying certain terms. The C&S Term Sheet provides for substantial monetary penalties in the event the Company is sold or closes stores, and such closed or sold stores are not thereafter supplied by C&S. The expiration date of the agreement was extended until September 24, 2014, and the parties are drafting a final agreement.

     Donald C. Vaillancourt, formerly corporate vice president, public affairs counsel and corporate secretary was arrested April 17, 2000 by the Federal Bureau of Investigation in connection with charges that Mr. Vaillancourt embezzled substantial sums of money while employed by the Company. Unrelated to and preceding the filing of charges against him, Mr. Vaillancourt was terminated by the Company in connection with a reduction-in-force on February 17, 2000. After conducting an internal investigation, Grand Union brought the matter to the attention of the FBI and the United States Attorney's Office in Newark, New Jersey. The Company has undertaken substantial efforts in uncovering the alleged unlawful acts and has fully cooperated with the authorities in the formal investigation, which has identified potential misdoings over at least the past 10 years. The Company will continue to examine materials and to fully cooperate with the federal authorities to determine the full scope of the alleged embezzlement. The Company has notified its insurance carrier and will seek to recover any embezzled funds expeditiously.

NOTE 18 - Quarterly Financial Information (unaudited) (in thousands, except loss per share and market price)

                                                    1st               2nd              3rd               4th
                                              ----------------- ----------------- ----------------- -----------------
                                                  16 Weeks          12 Weeks         12 Weeks          12 Weeks
                                                   Ended             Ended            Ended             Ended
                                                  July 24,        October 16,       January 8,         April 1,
Fiscal 2000 (*):                                    1999              1999             2000              2000
------------                                  ----------------- ----------------- ----------------- -----------------
Sales                                          $      687,268    $      512,348   $      520,304    $      484,592
Gross profit                                          203,272           155,783          146,496           121,556
Unusual items                                               -                 -                -                 -
(Loss) before income taxes                            (39,621)          (24,670)         (41,426)          (83,968)
Net (loss) before cumulative effect of
   accounting change                                  (41,292)          (27,257)         (38,426)         (199,890)
Net (loss) applicable to common stock                 (44,817)          (27,257)         (38,426)         (199,890)
Basic and diluted net (loss) per common share          (1.49)            (0.91)           (1.28)            (6.66)
Market Price - high                                  11 1/2            14               13 1/16           10
Market Price - low                                    8 7/8            10 9/16           9 5/16            2 3/4


(*) Results have been restated to reflect the Company's adoption of SAB 101, effective April 4, 1999 (see Note 6).


                                                     Predecessor Company                          Successor Company
                                              --------------------------------------------------------------------------------------
                                                    1st                        2nd                       3rd              4th
                                              ----------------- ---------------------------------- ----------------- ---------------
                                                  16 Weeks          4 Weeks          8 Weeks           12 Weeks         13 Weeks
                                                   Ended             Ended            Ended             Ended            Ended
                                                  July 18,         August 15,      October 10,        January 2,        April 3,
Fiscal 1999:                                        1998              1998             1998              1999             1999
------------                                  ----------------- ---------------------------------- ----------------- ---------------

Sales                                          $      691,908    $      177,054   $      342,471    $      527,666   $      547,156
Gross profit                                          205,185            52,847          102,814           153,966          164,789
Unusual items                                           4,509               280              647               341                -
(Loss) before income taxes and extraordinary
   item                                               (58,865)           (8,293)         (19,600)          (25,461)         (31,855)
Net income (loss)                                     (60,604)          252,491          (19,424)          (26,689)         (31,370)
Net income (loss) applicable to common stock          (62,909)          252,491          (19,424)          (26,689)         (31,370)
Basic and diluted net (loss) per common
   share (**)                                                                              (0.65)            (0.89)           (1.05)
Market Price - high (**)                                                                 9 1/2            13               14
Market Price - low (**)                                                                  7 1/2             7 1/2           11


(**) Basic and diluted net (loss) per common share and market price information is not meaningful for the period prior to the Effective Date due to the significant change in the Capital Structure of the Company. Common Stock of the Successor Company began trading on the NASDAQ National Market on October 1, 1998. On March 24, 2000, the NASDAQ Listing Qualifications Panel advised the Company its Common Stock no longer qualified for trading on the NASDAQ National Market and would be delisted. The Company has appealed the decision and is seeking to transfer the Common Stock to the NASDAQ SmallCap Market. In order to qualify for listing on the NASDAQ SmallCap Market, the Company must satisfy all listing criteria, including the $1 minimum bid price. The Company's appeal will be considered by NASDAQ on July 27, 2000. Until a final determination is made, the Company's Common Stock will remain on the NASDAQ National Market under the ticker symbol "GUCO" as it has been since October 1, 1998.