Form 10-Q
period 2000-07-22
GRAND UNION CO /DE/
filed 2000-09-05
CIK 316236

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/ /  For the quarterly period ended July 22, 2000
                                    -------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    ----------------    ----------------

Commission File Number 0-26602
                       -------


                             THE GRAND UNION COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                   22-1518276
---------------------------------          ------------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


201 Willowbrook Boulevard, Wayne, New Jersey               07470-0966
--------------------------------------------      -----------------------------
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

As of September 1, 2000, there were issued and outstanding 29,992,098 shares, par value $0.01 per share, of the Registrant's common stock.

                             THE GRAND UNION COMPANY
                                    Form 10-Q
                      For the 16 Weeks Ended July 22, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements.                                                                                         Page No.

Consolidated Statement of Operations - 16 weeks ended July 22, 2000 and July 24, 1999                                      3

Consolidated Balance Sheet - July 22, 2000 and April 1, 2000                                                               4

Consolidated Statement of Cash Flows - 16 weeks ended July 22, 2000 and July 24, 1999                                      5

Notes to Consolidated Financial Statements                                                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations.                                                                                                                8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                                                      10

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.                                                             11

Item 5.  Other Information.                                                                                               11

Item 6.  Exhibits and Reports on Form 8-K.                                                                                11

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (numbers in thousands, except per share data)
                                   (unaudited)

                                                                                   16 Weeks           16 Weeks
                                                                                    Ended               Ended
                                                                                   July 22,           July 24,
                                                                                     2000               1999
                                                                               -----------------  ------------------

Sales                                                                            $     657,987      $     687,268

Cost of sales                                                                          475,153            483,512
                                                                               -----------------  ------------------

Gross profit                                                                           182,834            203,756

Operating and administrative expenses                                                  167,070            173,781

Depreciation and amortization                                                           11,367             16,229

Amortization of excess reorganization value                                             40,571             40,566

Unusual items                                                                              491                  -

Interest expense, net                                                                   15,024             12,801
                                                                               -----------------  ------------------

 (Loss) before income taxes and cumulative effect of accounting change                 (51,689)           (39,621)

 Income tax provision                                                                        -              1,671
                                                                               -----------------  ------------------

 Net (loss) before cumulative effect of accounting change                              (51,689)           (41,292)

 Cumulative effect of accounting change, net                                                 -              3,525
                                                                               -----------------  ------------------

Net (loss) applicable to common stock                                            $     (51,689)     $     (44,817)
                                                                               =================  ==================

 Net (loss) before cumulative effect of accounting change per common
   share                                                                         $       (1.72)     $       (1.37)

 Cumulative effect of accounting change per common share                                     -              (0.12)
                                                                               -----------------  ------------------

Basic and diluted net (loss) per common share                                    $       (1.72)     $       (1.49)
                                                                               =================  ==================

Weighted average number of shares outstanding                                       29,992,098         30,000,000
                                                                               =================  ==================




    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                           CONSOLIDATED BALANCE SHEET
                    (numbers in thousands, except par value)
                                   (unaudited)

                                                                                   July 22,           April 1,
                                                                                     2000               2000
                                                                               -----------------  ------------------
ASSETS
Current assets:

 Cash                                                                            $      18,630      $      19,895
 Receivables, net                                                                       40,607             43,865
 Inventories                                                                           127,934            145,293
 Other current assets                                                                    6,540             12,907
                                                                               -----------------  ------------------
  Total current assets                                                                 193,711            221,960
Property, plant and equipment, net                                                     352,252            324,719
Excess reorganization value, net                                                       141,998            182,569
Beneficial leases, net                                                                  49,879             52,779
Other assets                                                                            11,693             11,407
                                                                               -----------------  ------------------
     Total assets                                                                $     749,533      $     793,434
                                                                               =================  ==================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:

 Current portion of obligations under capital leases                             $       4,748      $       4,544
 Accounts payable and accrued liabilities                                              159,013            195,261
                                                                               -----------------  ------------------
  Total current liabilities                                                            163,761            199,805
Long-term debt                                                                         269,000            234,000
Obligations under capital leases                                                       159,244            143,229
Adverse leases, net                                                                     61,989             69,155
Other noncurrent liabilities                                                           150,001            150,018
                                                                               -----------------  ------------------
    Total liabilities                                                                  803,995            796,207
                                                                               -----------------  ------------------

Commitments and contingencies

Stockholders' (deficit):
 Common stock, $0.01 par value; 60,000,000 shares authorized, 29,992,098 shares issued and outstanding at July 22, 2000 and
  April 1, 2000                                                                            300                300
 Preferred stock, $1.00 par value; 10,000,000 shares authorized, no shares issued and outstanding at July 22, 2000 and
  April 1, 2000                                                                              -                  -
 Capital in excess of par value                                                        384,800            384,800
 Accumulated deficit                                                                  (439,562)          (387,873)
                                                                               -----------------  ------------------
    Total stockholders' (deficit)                                                      (54,462)            (2,773)
                                                                               -----------------  ------------------
     Total liabilities and stockholders' (deficit)                               $     749,533      $     793,434
                                                                               =================  ==================





    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (numbers in thousands)
                                   (unaudited)

                                                                                   16 Weeks           16 Weeks
                                                                                    Ended               Ended
                                                                                   July 22,           July 24,
                                                                                     2000               1999
                                                                               -----------------  ------------------
OPERATING ACTIVITIES:

  Net (loss)                                                                     $     (51,689)     $     (44,817)
  Adjustments to reconcile net (loss) to net cash provided by
   (used for) operating activities:
    Depreciation and amortization                                                       51,938             56,795
    Unusual items                                                                          491                  -
    Net deferred income tax                                                                  -              1,671
    Cumulative effect of accounting change, net                                              -              3,525
    Pension and other non-cash items                                                     1,943              2,529
    Non-cash interest                                                                      503                486
    Gain on sale of property                                                            (6,244)                 -
  Net changes in assets and liabilities:

   Receivables                                                                           3,258             (4,581)
   Inventories                                                                          16,859             (8,721)
   Other current assets                                                                  6,326                (31)
   Other assets                                                                         (1,156)              (193)
   Accounts payable and accrued liabilities                                            (36,729)            (3,815)
   Other noncurrent liabilities                                                         (1,460)               609
                                                                               -----------------  ------------------
  Net cash provided by (used for) operating activities                                 (15,960)             3,457
                                                                               -----------------  ------------------
INVESTMENT ACTIVITIES:

   Capital expenditures                                                                (23,287)           (14,925)
   Proceeds from sale of property                                                        4,341                  -
   Disposals of property                                                                   127                  6
                                                                               -----------------  ------------------
  Net cash (used for) investment activities                                            (18,819)           (14,919)
                                                                               -----------------  ------------------
FINANCING ACTIVITIES:

   Proceeds from Revolving Credit Facility                                             131,000                  -
   Repayment of Revolving Credit Facility                                              (96,000)                 -
   Obligations under capital leases discharged                                          (1,486)            (2,342)
                                                                               -----------------  ------------------
  Net cash provided by (used for) financing activities                                  33,514             (2,342)
                                                                               -----------------  ------------------

Net (decrease) in cash and temporary investments                                        (1,265)           (13,804)
Cash and temporary investments at beginning of period                                   19,895             57,414
                                                                               -----------------  ------------------
Cash and temporary investments at end of period                                  $      18,630      $      43,610
                                                                               =================  ==================

Supplemental disclosure of cash flow information:

   Interest payments                                                             $      16,517      $      12,730
   Capital lease obligations incurred                                                   17,705                  -
   Taxes paid                                                                               17                  -




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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the 52 weeks ended April 1, 2000. Operating results for the periods presented are not necessarily indicative of results for the full fiscal year.

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

NOTE 2 - Subsequent Events

     On August 11, 2000, the Company received a partial payment of $1.9 million from its insurance carrier in connection with an alleged embezzlement by a former corporate vice president.

     On August 14, 2000, the Company announced and implemented a reduction-in-force of approximately 170 positions primarily at its Wayne, New Jersey corporate headquarters and an administrative office in Clifton Park, New York. This reduction-in-force will result in estimated annualized savings between $8 million - $12 million and the Company will experience certain one-time charges in connection with the termination of employees effected by the reduction-in-force. Accordingly, a charge of approximately $2 million will be recorded as an unusual item for the twelve weeks ended October 14, 2000 (the "Fiscal 2001 Second Quarter").

     On August 17, 2000, the Company announced that it will sell its leasehold interest in two stores (Glenbrook, Connecticut and the Bronx, New York) and that it has sold the Little Neck store in Queens, New York, which the company owned in fee. The total proceeds from these transactions will be approximately $9.3 million, and the net proceeds to the Company will be approximately $7.4 million.

     On August 17, 2000, the Company's stockholders elected Michael J. Embler, Jeffrey P. Freimark, David M. Green, Charles M. Masson, Stephen M. Peck, Gary M. Philbin and Scott M. Tepper as directors of the Company.

     Effective August 17, 2000 and as authorized by the Compensation Committee of the Board of Directors, the Company has entered into sale bonus agreements ("Sale Bonus Agreements") with each of its nine (9) executive officers providing for the payment of a sale bonus to each person, under specified conditions, in the event of a sale of the Company. For more information about the Sale Bonus Agreements, reference is made to Exhibits 10.10-10.18 hereto.

NOTE 3 - Retention Agreements

     Effective July 12, 2000 and as authorized by the Compensation Committee of the Board of Directors, the Company has entered into retention agreements ("Retention Agreements") with certain of its key associates, including each of its nine (9) executive officers, providing for the payment of a retention bonus to each person under specified conditions. For more information about the Retention Agreements, reference is made to Exhibits 10.1-10.9 hereto.

NOTE 4 - Credit Agreement Amendment

     Effective June 30, 2000, the Company executed the third amendment to the Credit Agreement (the "Third Amendment"), which, among other things, adjusted certain of the financial covenants and permits the Company to retain a greater portion of the proceeds of asset sales to a specified level. The Third Amendment also provides that the financial covenants, which have an EBITDA component, will be computed and measured based upon each of the Company's 13 fiscal reporting periods, whereas before they were computed and measured quarterly. This new requirement subjects the Company to increased risk that a short-term decline in operating performance could potentially trigger an event of default under the Credit Agreement resulting in the entire loan balance becoming due and payable, subject to the lenders' discretion and proper notification. The Company believes that the revised financial covenants are achievable for each period throughout the remainder of the year, although there can be no assurance that unanticipated adverse events will not occur. The Third Amendment also requires the Company to retain an investment banker for purposes of exploring all strategic alternatives and to retain a consulting company to assist in the preparation of a business plan. The Company has retained Merrill Lynch & Co., Alvarez & Marsal, Inc. and Nightingale & Associates, LLC for these purposes. For more information concerning the Third Amendment to the Credit Facility, reference is made to
Exhibit 10.7 to Grand Union's report on Form 10-K dated June 30, 2000.

NOTE 5 - Restructuring Reserves

     The following table is a summary of the changes in reserves relating to senior management restructuring, staff reductions and store closure costs.

                                                                 Recognition of
                                                                    Severance        Store Closure
                                                                    Benefits             Costs              Total
                                                                ------------------ --------------------------------------
Restructuring reserves at April 1, 2000                           $       5,529      $      15,430      $      20,959
Cash expenditures                                                        (1,718)              (309)            (2,027)
                                                                ------------------ --------------------------------------
Restructuring reserves at July 22, 2000                           $       3,811      $      15,121      $      18,932
                                                                ================== ======================================

     Severance costs consist of obligations to employees who were terminated or were notified of termination under The Grand Union Company Severance Plan For Exempt Personnel and The Grand Union Company Discretionary Severance Plan for Non-Union Associates, both of which were adopted by the Board of Directors on April 14, 1998. The restructuring reserves also include amounts to be paid under separation agreements for two former senior executives.

     Store closure costs relate to the cost of closing 19 stores. During the 12 weeks ended April 1, 2000 (the "Fiscal 2000 Fourth Quarter"), the Company made a decision to close twelve poor performing stores and not to renew an agreement with the Penn Traffic Company for the continued leasing of seven other stores that had operated under the Grand Union name for the previous ten years.

NOTE 6 - Unusual Items

     The Company recorded a charge to operations in the 16 weeks ended July 22, 2000 of $491,000 in connection with legal and advisory fees associated with the Third Amendment.

NOTE 7 - Income Taxes

     Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company recorded no income tax benefit during the Fiscal 2001 First Quarter compared to a $1.7 million provision during the Fiscal 2000 First Quarter. A tax benefit that would have been recorded due to the potential use of operating loss carryforwards was fully offset by a valuation allowance during the Fiscal 2001 First Quarter.

NOTE 8 - Net Loss Per Share

     The net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share." This statement requires that entities present, on the face of the income statement for all periods reflected, basic and diluted per share amounts. Basic earnings per share is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding for the period adjusted for dilutive potential common shares. There were 29,992,098 and 30,000,000 weighted average shares outstanding for both basic and diluted earnings per share for the 16 weeks ended July 22, 2000 and July 24, 1999, respectively. All potential common shares were excluded from the computation of the Company's diluted earnings per share because the effect would have been anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------

Results of Operations

     The following table sets forth certain statements of operations and other data (all dollars in millions).

                                                                                   16 Weeks           16 Weeks
                                                                                    Ended               Ended
                                                                                   July 22,           July 24,
                                                                                     2000               1999
                                                                               -----------------  ------------------
Sales                                                                             $   658.0          $   687.3
Gross profit                                                                          182.8              203.8
Operating and administrative expenses                                                 167.1              173.8
Depreciation and amortization                                                          11.3               16.2
Amortization of excess reorganization value                                            40.6               40.6
Unusual items                                                                           0.5                -
Interest expense, net                                                                  15.0               12.8
(Loss) before income taxes and cumulative effect
   of accounting change                                                               (51.7)             (39.6)
Income tax provision                                                                    -                  1.7
Net (loss) before cumulative effect of accounting change                              (51.7)             (41.3)
Cumulative effect of accounting change, net                                             -                  3.5
Net (loss) applicable to common stock                                                 (51.7)             (44.8)

Sales percentage (decrease)                                                            (4.3%)             (0.7%)
Gross profit as a percentage of sales                                                  27.8%              29.6%
Operating and administrative expenses as a percentage of sales                         25.4%              25.3%

     Sales for the 16 weeks ended July 22, 2000 (the "Fiscal 2001 First Quarter") decreased $29.3 million, or 4.3%, compared to the 16 week period ended July 24, 1999 (the "Fiscal 2000 First Quarter"). Same store sales, including replacement stores, decreased 2.67% during the Fiscal 2001 First Quarter as compared to the Fiscal 2000 First Quarter. This decrease in same store sales is primarily due to intensely competitive markets. The Company continues to invest in marketing and promotional programs to drive sales as competitors continue to open new locations and remodel stores at a more aggressive rate than the Company. During the Fiscal 2001 First Quarter, the Company opened two new and three replacement stores and closed twenty-one stores. During the Fiscal 2000 First Quarter, the Company opened four replacement stores and closed two stores.

     Gross profit, as a percentage of sales, decreased to 27.8% for the Fiscal 2001 First Quarter from 29.6% for the Fiscal 2000 First Quarter. This is the result of decreased advertising and promotional income and the continued competitive marketplace in which the Company operates. Operating and administrative expenses, as a percentage of sales, increased to 25.4% from 25.3% for the Fiscal 2001 First Quarter as compared to the Fiscal 2000 First Quarter. The Company continues to aggressively identify and implement actions designed to reduce expenses in all areas of the business without affecting customer service. In this regard, on August 14, 2000, the Company implemented the reduction of 170 administrative positions. In addition, the Fiscal 2001 First Quarter operating and administrative expenses include a $6.2 million gain on the sale of the Company's Little Neck property.

     Depreciation and amortization decreased in the Fiscal 2001 First Quarter to $11.3 million compared to $16.2 million in the Fiscal 2000 First Quarter due primarily to assets which have fully depreciated and impairment losses of $16.0 million recorded during the second half of Fiscal 2000.

     Interest expense for the Fiscal 2001 First Quarter increased to $15.0 million from $12.8 million compared to the Fiscal 2000 First Quarter. This increase was mainly due to additional borrowings under the Credit Facility, a rise in interest rates and an increase in the spread as provided under the Third Amendment to the Credit Facility.

     Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company recorded no income tax benefit during the Fiscal 2001 First Quarter compared to a $1.7 million provision during the Fiscal 2000 First Quarter. A tax benefit that would have been recorded due to the potential use of operating loss carryforwards was fully offset by a valuation allowance during the Fiscal 2001 First Quarter.

Liquidity and Capital Resources

     On August 17, 1998 and in connection with the consummation of the Plan of Reorganization, the Company entered into the Credit Agreement. The Credit Agreement is comprised of: (i) a $230 million Term Loan and (ii) a $70 million Revolving Credit Facility. The Term Loan and Revolving Credit Facility will mature on August 17, 2003. The proceeds of the Credit Agreement were used to refinance the obligations under the debtor-in-possession credit agreement (the "DIP Facility") and supplemental term loan claims under the credit agreement that was in existence before the Chapter 11 case. The excess is available to be used for working capital and capital expenditures. Up to $50 million of the Revolving Credit Facility is available for the issuance of letters of credit. As of July 22, 2000, the Company had net borrowings of $39 million and an aggregate of $29.9 million of letters of credit issued and outstanding under the Revolving Credit Facility. The fair value of the long-term debt is based on the quoted market prices. At July 22, 2000 and April 1, 2000, the approximate fair value of the long-term debt was $165.0 million and $198.9 million, respectively.

     Cash interest payments totaled approximately $16.5 million for the Fiscal 2001 First Quarter and are expected to be approximately $48 million for the fiscal year ending March 31, 2001 ("Fiscal 2001"). Capital expenditures totaled $23.3 million for the Fiscal 2001 First Quarter and are expected to be approximately $35 million for Fiscal 2001.

Credit Agreement Amendment

     Effective June 30, 2000, the Company executed the Third Amendment to the Credit Agreement, which among other things, adjusted certain of the financial covenants and permits the Company to retain a greater portion of the proceeds of asset sales to a specified level. The Third Amendment also provides that the financial covenants, which have an EBITDA component, will be computed and measured based upon each of the Company's 13 fiscal reporting periods, whereas before they were computed and measured quarterly. This new requirement subjects the Company to increased risk that a short-term decline in operating performance could potentially trigger an event of default under the Credit Agreement resulting in the entire loan balance becoming due and payable, subject to the lenders' discretion and proper notification. The Company believes that the revised financial covenants are achievable for each period throughout the remainder of the year, although there can be no assurance that unanticipated adverse events will not occur. The Third Amendment also requires the Company to retain an investment banker for purposes of exploring all strategic alternatives and to retain a consulting firm to assist in the preparation of a business plan. The Company has retained Merrill Lynch & Co., Alvarez & Marsal, Inc. and Nightingale & Associates, LLC for these purposes. For more information concerning the Third Amendment to the Credit Facility, reference is made to
Exhibit 10.7 to Grand Union's report on Form 10-K dated June 30, 2000.

Future Outlook

     Fiscal 2000 was a transitional year for the Company. The results for the Fiscal 2001 First Quarter continue to reflect similar issues to those presented in Fiscal 2000. Management is working diligently to address the fundamental business issues required to improve operating performance. These include aggressively addressing sales, margin, expenses and asset management. The objective is to allow the Company to better serve its business strategy and drive costs out of the system. The management changes made in the Fiscal 2000 Fourth Quarter signaled this change of direction. The Company closed eleven underperforming stores in June, and one in July, eliminating the negative impact these stores had on results. Additionally, the decision was made not to renew the leases on seven additional stores based on the unfavorable economies of the lease renewal. It is possible that the Company will close additional stores in the future. The Company is focusing its merchandising, advertising and operating efforts primarily on the Grand Union banner. As such, the Hot Dot and Fresh Market store concepts that previously had separate advertising are now supported by a common Grand Union program. Additionally, the Company implemented its new "Get More" advertising and promotional program in an effort to clearly communicate value to all of its customers.

     The Company has invested significant capital in new stores and remodels since August 1998. These locations have been merchandised to reinforce the strengths of what Grand Union customers indicate they like most about its stores
- outstanding perishables, improved variety and specialty items throughout all departments. New features, such as expanded dairy and frozen food sections, enhanced meals-to-go for easy meal solutions and more health and natural foods are examples of the Company's continued efforts to meet the needs of today's consumer.

     The Company continues its efforts to convert working capital to cash. Aggressive, but realistic, programs are in place to reduce inventories and receivables. Total capital expenditures for Fiscal 2001 are expected to be approximately $35 million. The Company expects to finance such capital expenditures through cash generated from operations, selective asset sales and amounts available under the Credit Agreement. The execution of the Third Amendment to the Credit Agreement provides the Company with the potential for additional liquidity throughout Fiscal 2001. In addition, the Company is aggressively managing its cash position.

Based on the Third Amendment, the Company has completed the bulk of asset sales for which it will be able to retain the proceeds. Unanticipated variances to projected operating and working capital performance levels could negatively impact the Company's liquidity.

     The Company, with the assistance of its retained financial advisors, is nearing completion of a strategic business plan that will be delivered to the lenders under the Credit Agreement on September 1, 2000. The business plan may require the rationalization of assets and the Company's current marketing areas going forward. All available strategic alternatives are being analyzed, including asset sales, store closures and/or the sale of the entire Company.

Impact of New Accounting Standards

     The FASB Emerging Issues Task Force (the "EITF"), issued a new accounting pronouncement EITF Issue Number 00-14, "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income statement classification for certain sales incentives offered by companies in the form of discounts, coupons or rebates. The implementation of this new accounting pronouncement may require the Company to make certain reclassifications between sales and cost of sales in the Company's Consolidated Statement of Operations. The Company will implement EITF 00-14 in the fourth quarter of the Company's current fiscal year. In accordance with such implementation, the Company will also reclassify certain prior period financial statement amounts for comparability purposes.

     The Company is currently reviewing this pronouncement and has not yet determined the impact on sales, cost of sales and same store sales results. However, the Company believes that the implementation of EITF 00-14 will not have an effect on the Company's reported EBITDA or net income (loss).

Special Note Concerning Forward-Looking Statements

     Except for historical information, some matters discussed herein may be considered "forward-looking statements" within the meaning of federal securities law. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the competitive environment in which the Company operates, the ability of the Company to maintain and improve its gross sales and margins, the liquidity of the Company on a cash flow basis (including the Company's ability to comply with the financial covenants of its Credit Agreement and to fund the Company's capital expenditure program), the Company's ability to complete its capital expenditures on a timely basis, the success of operating initiatives, the viability of the Company's strategic plan, regional weather conditions, and the general economic conditions in the geographic areas in which the Company operates. For additional information about the Company and its operating and financial condition, please see the Company's most recent Annual Report on Form 10-K for the year ended April 1, 2000, as filed with the Securities and Exchange Commission on June 30, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Quantitative and Qualitative Disclosures about Market Risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company due to adverse changes in financial rates. The Company is exposed to market risk in the area of interest rates. This exposure is directly related to its Term Loan and Revolving Credit borrowings under the Credit Agreement due to their variable interest rate pricing. There have been no material changes regarding the Company's market risk position from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K filed with the SEC on June 30, 2000.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     The Company's Annual Meeting of Stockholders was held on August 17, 2000.

      (a) Michael J. Embler, Jeffrey P. Freimark, David M. Green, Charles M. Masson, Stephen M. Peck, Gary M. Philbin and Scott M. Tepper were elected directors of the Company at the meeting.

              Votes cast in favor of and withheld from voting with respect to the election of each nominee for director were as follows:

              Director                    Votes For       Votes Withheld
              --------                    ---------       --------------

              Michael J. Embler          22,975,238              446,940
              Jeffrey P. Freimark        22,975,238              446,940
              David M. Green             22,975,238              446,940
              Charles M. Masson          22,975,238              446,940
              Stephen M. Peck            22,975,238              446,940
              Gary M. Philbin            22,975,238              446,940
              Scott M. Tepper            22,975,238              446,940

              There were no abstentions or broker non-votes with respect to any of the directors.

      (b) The amendments to the Non-Employee Directors' Stock Option Plan ("NEDSOP") to increase the number of shares issuable under the NEDSOP to an aggregate of 250,000 and to increase the number of initial and annual option grants issuable under the NEDSOP to 10,000 and 5,000, respectively, were approved, with 22,149,422 votes in favor, 1,229,908 votes against, 42,798 votes abstaining and no broker non-votes.

      (c) The appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending March 31, 2001 was ratified, with 23,330,603 votes in favor, 66,877 votes against, 24,698 votes abstaining and no broker non-votes.

     Reference is made to the Company's Proxy Statement dated July 7, 2000 for its 2000 Annual Meeting of Stockholders for additional information concerning the matters voted on at the meeting.

Item 5.  Other Information

     On July 26, 2000, the NASDAQ Listing Qualifications Panel advised the Company that its Common Stock no longer qualified for trading on the NASDAQ National Market and would be delisted, effective immediately. The Company's application to list its Common Stock on the NASDAQ SmallCap Market was also rejected. Effective July 27, 2000, the Company's Common Stock commenced quotation on the over-the-counter bulletin board ("OTC-BB") under the ticker symbol "GUCO".

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

     Exhibit Number

           10.1 Retention Bonus Agreement (effective July 12, 2000 and dated as of August 3, 2000) between Grand Union and Gary
                      M. Philbin.

           10.2 Retention Bonus Agreement (effective July 12, 2000 and dated as of August 3, 2000) between Grand Union and Jeffrey P. Freimark.

           10.3 Retention Bonus Agreement (effective July 12, 2000 and dated as of August 3, 2000) between Grand Union and Manouchehr Moslemi.

           10.4 Retention Bonus Agreement (effective July 12, 2000 and dated as of August 3, 2000) between Grand Union and Glenn
                      J. Smith.

           10.5 Retention Bonus Agreement (effective July 12, 2000 and dated as of August 3, 2000) between Grand Union and Timothy J. Carnahan.

           10.6 Retention Bonus Agreement (effective July 12, 2000 and dated as of August 3, 2000) between Grand Union and Gary
                      B. Duncan.

           10.7 Retention Bonus Agreement (effective July 12, 2000 and dated as of August 3, 2000) between Grand Union and James Santamarina.

           10.8 Retention Bonus Agreement (effective July 12, 2000 and dated as of August 3, 2000) between Grand Union and Richard D. Skelly.

           10.9 Retention Bonus Agreement (effective July 12, 2000 and dated as of August 3, 2000) between Grand Union and Robert
                      F. Smith.

           10.10 Sale Bonus Agreement (effective August 17, 2000 and dated as of August 31, 2000) between Grand Union and Gary M. Philbin.

           10.11 Sale Bonus Agreement (effective August 17, 2000 and dated as of August 31, 2000) between Grand Union and Jeffrey P. Freimark.

           10.12 Sale Bonus Agreement (effective August 17, 2000 and dated as of August 31, 2000) between Grand Union and Manouchehr Moslemi.

           10.13 Sale Bonus Agreement (effective August 17, 2000 and dated as of August 31, 2000) between Grand Union and Glenn J. Smith.

           10.14 Sale Bonus Agreement (effective August 17, 2000 and dated as of August 31, 2000) between Grand Union and Timothy J. Carnahan.

           10.15 Sale Bonus Agreement (effective August 17, 2000 and dated as of August 31, 2000) between Grand Union and Gary B. Duncan.

           10.16 Sale Bonus Agreement (effective August 17, 2000 and dated as of August 31, 2000) between Grand Union and James Santamarina.

           10.17 Sale Bonus Agreement (effective August 17, 2000 and dated as of August 31, 2000) between Grand Union and Richard D. Skelly.

           10.18 Sale Bonus Agreement (effective August 17, 2000 and dated as of August 31, 2000) between Grand Union and Robert F. Smith.

           27.1       Financial Data Schedule

(b)      Reports on Form 8-K

     No reports on Form 8-K were filed during the 16 weeks ended July 22, 2000.

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

                                            THE GRAND UNION COMPANY
                                            -----------------------
                                                 (Registrant)

                                            /s/ Jeffrey P. Freimark
                                            ---------------------------------
                                            Jeffrey P. Freimark,
                                            Executive Vice President
                                            Chief Financial and Administrative
                                               Officer and Treasurer

Date:  September 5, 2000