Form 10-Q
period 2000-11-14
GRAND UNION CO /DE/
filed 2000-12-04
CIK 316236

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended October 14, 2000
                                    ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from  ___________________ to _____________________

Commission File Number 0-26602
                       -------

                             THE GRAND UNION COMPANY
                  (DEBTOR-IN-POSSESSION AS OF OCTOBER 3, 2000)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                                           22-1518276
-----------------------------------------------------------------    ---------------------------------------
(State or other jurisdiction of incorporation or                       (I.R.S. Employer Identification No.)
              organization)

          201 Willowbrook Boulevard, Wayne, New Jersey                              07470-0966
-----------------------------------------------------------------    ---------------------------------------
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

                           Yes      X     No
                                ---------    --------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           Yes      X      No
                                ---------    --------

As of November 24, 2000, there were issued and outstanding 29,992,098 shares, par value $0.01 per share, of the Registrant's common stock.

                             THE GRAND UNION COMPANY
                             (DEBTOR-IN-POSSESSION)

                                    Form 10-Q
                     For the 28 Weeks Ended October 14, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION (Unaudited)

Item 1. Financial Statements.                                                                              Page No.
Consolidated Statement of Operations - 12 weeks ended October 14, 2000 and October 16, 1999                    3

Consolidated Statement of Operations - 28 weeks ended October 14, 2000 and October 16, 1999                    4

Consolidated Balance Sheet - October 14, 2000 and April 1, 2000                                                5

Consolidated Statement of Cash Flows - 28 weeks ended October 14, 2000 and October 16, 1999                    6

Notes to Consolidated Financial Statements                                                                     7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations.                                                                                                   12

Item 3. Quantitative and Qualitative Disclosures About Market Risk.                                           14

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                                                    15

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             THE GRAND UNION COMPANY
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (numbers in thousands, except per share data)
                                   (unaudited)

                                                                                   12 Weeks        12 Weeks
                                                                                    Ended            Ended
                                                                                 October 14,      October 16,
                                                                                     2000            1999
                                                                                ------------      -----------
Sales                                                                            $   453,932      $   512,348

Cost of sales                                                                        327,085          356,255
                                                                                 -----------      -----------

Gross profit                                                                         126,847          156,093

Operating and administrative expenses                                                117,312          127,571

Depreciation and amortization                                                         29,456           12,920

Amortization of excess reorganization value                                          141,998           30,428

Unusual items                                                                          4,452                -

Interest expense, net                                                                 12,451            9,844
                                                                                 -----------      -----------

(Loss) before income taxes                                                          (178,822)         (24,670)

Income tax provision                                                                       -            2,587
                                                                                 -----------      -----------

Net (loss) applicable to common stock                                            $  (178,822)     $   (27,257)
                                                                                 ===========      ===========

Basic and diluted net (loss) per common share                                    $     (5.96)     $     (0.91)
                                                                                 ===========      ===========

Weighted average number of shares outstanding                                     29,992,098       29,994,356
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

                             THE GRAND UNION COMPANY
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (numbers in thousands, except per share data)
                                   (unaudited)

                                                                                   28 Weeks        28 Weeks
                                                                                    Ended           Ended
                                                                                 October 14,      October 16,
                                                                                     2000            1999
                                                                                 -----------      -----------
Sales                                                                            $ 1,111,919      $ 1,199,616

Cost of sales                                                                        802,238          839,767
                                                                                 -----------      -----------

Gross profit                                                                         309,681          359,849

Operating and administrative expenses                                                284,382          301,352

Depreciation and amortization                                                         40,823           29,149

Amortization of excess reorganization value                                          182,569           70,994

Unusual items                                                                          4,943                -

Interest expense, net                                                                 27,475           22,645
                                                                                 -----------      -----------

(Loss) before income taxes and cumulative effect of accounting change               (230,511)         (64,291)

Income tax provision                                                                       -            4,258
                                                                                 -----------      -----------

Net (loss) before cumulative effect of accounting change                            (230,511)         (68,549)

Cumulative effect of accounting change, net                                                -            3,525
                                                                                 -----------      -----------

Net (loss) applicable to common stock                                            $  (230,511)     $   (72,074)
                                                                                 ===========      ===========

Net (loss) before cumulative effect of accounting change per common
  share                                                                          $     (7.69)     $     (2.28)

Cumulative effect of accounting change per common share                                    -            (0.12)
                                                                                 -----------      -----------

Basic and diluted net (loss) per common share                                    $     (7.69)     $     (2.40)
                                                                                 ===========      ===========

Weighted average number of shares outstanding                                     29,992,098       29,997,581
                                                                                 ===========      ===========

    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEET
                    (numbers in thousands, except par value)
                                   (unaudited)

                                                                                October 14,      April 1,
                                                                                    2000           2000
                                                                                -----------     ---------
ASSETS
Current assets:
 Cash                                                                            $  24,673      $  19,895
 Receivables, net                                                                   24,955         43,865
 Inventories                                                                       115,530        145,293
 Other current assets                                                               21,209         12,907
                                                                                 ---------      ---------
  Total current assets                                                             186,367        221,960
Property, plant and equipment, net                                                 332,278        324,719
Excess reorganization value, net                                                         -        182,569
Beneficial leases, net                                                              43,802         52,779
Other assets                                                                        12,252         11,407
                                                                                 ---------      ---------
     Total assets                                                                $ 574,699      $ 793,434
                                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
 Current maturities of long-term debt                                            $   1,000      $       -
 Current portion of obligations under capital leases                                 4,491          4,544
 Accounts payable and accrued liabilities                                           85,265        195,261
                                                                                 ---------      ---------
  Total current liabilities                                                         90,756        199,805
Long-term debt                                                                           -        234,000
Obligations under capital leases                                                   145,227        143,229
Adverse leases, net                                                                 59,850         69,155
Other noncurrent liabilities                                                        77,132        150,018
Liabilities subject to compromise                                                  435,018              -
                                                                                 ---------      ---------
    Total liabilities                                                              807,983        796,207
                                                                                 ---------      ---------

Commitments and contingencies

Stockholders' (deficit):
 Common stock, $0.01 par value; 60,000,000 shares authorized, 29,992,098 shares
  issued and outstanding at October 14, 2000 and April 1, 2000                         300            300
 Preferred stock, $1.00 par value; 10,000,000 shares authorized, no
  shares issued and outstanding at October 14, 2000 and April 1, 2000                    -              -
 Capital in excess of par value                                                    384,800        384,800
 Accumulated deficit                                                              (618,384)      (387,873)
                                                                                 ---------      ---------
    Total stockholders' (deficit)                                                 (233,284)        (2,773)
                                                                                 ---------      ---------
     Total liabilities and stockholders' (deficit)                               $ 574,699      $ 793,434
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

                             THE GRAND UNION COMPANY
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (numbers in thousands)
                                   (unaudited)

                                                                                  28 Weeks      28 Weeks
                                                                                   Ended         Ended
                                                                                 October 14,   October 16,
                                                                                    2000          1999
                                                                                 -----------    ---------
OPERATING ACTIVITIES:
  Net (loss)                                                                     $(230,511)     $(72,074)
  Adjustments to reconcile net (loss) to net cash (used for) operating activities:
    Depreciation and amortization                                                  223,392       100,143
    Unusual items                                                                    4,943             -
    Net deferred income tax                                                              -         1,594
    Cumulative effect of accounting change, net                                          -         3,525
    Pension and other non-cash items                                                 3,550         4,417
    Provision for uncollectible receivables                                          3,596             -
    Non-cash interest                                                                  989           850
    Gain on sale of property                                                       (12,240)            -
  Net changes in assets and liabilities:
   Receivables                                                                      15,314       (14,760)
   Inventories                                                                      28,738       (12,291)
   Other current assets                                                             (8,370)       (2,969)
   Other assets                                                                     (2,422)       (1,689)
   Accounts payable and accrued liabilities                                        (28,183)       (9,349)
   Other noncurrent liabilities                                                     (2,833)         (256)
                                                                                 ---------      --------
  Net cash (used for) operating activities                                          (4,037)       (2,859)
                                                                                 ---------      --------
INVESTMENT ACTIVITIES:
   Capital expenditures                                                            (32,186)      (27,831)
   Proceeds from sale of property                                                   12,835             -
   Disposals of property                                                               700            62
                                                                                 ---------      --------
  Net cash (used for) investment activities                                        (18,651)      (27,769)
                                                                                 ---------      --------
FINANCING ACTIVITIES:
   Proceeds from 2000 DIP Facility                                                   1,000             -
   Proceeds from Revolving Credit Facility                                         197,204             -
   Repayment of Revolving Credit Facility                                         (167,052)            -
   Repayment of Term Loan                                                           (1,092)            -
   Obligations under capital leases discharged                                      (2,594)       (3,760)
                                                                                 ---------      --------
  Net cash provided by (used for) financing activities                              27,466        (3,760)
                                                                                 ---------      --------

Net (decrease) in cash and temporary investments                                     4,778       (34,388)
Cash and temporary investments at beginning of period                               19,895        57,414
                                                                                 ---------      --------
Cash and temporary investments at end of period                                  $  24,673      $ 23,026
                                                                                 =========      ========

Supplemental disclosure of cash flow information:
   Interest payments                                                             $  27,019      $ 20,922
   Capital lease obligations incurred                                               17,705             -
   Taxes paid                                                                           25         2,340

    See accompanying notes to consolidated financial statements (unaudited).

                             THE GRAND UNION COMPANY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - Management Plans and Subsequent Events

     On October 30, 2000, The Grand Union Company (the "Company") entered into a letter of intent providing for the purchase by C&S Wholesale Grocers, Inc. ("C&S") of substantially all of the Company's assets and business. On November 12, 2000 the Company entered into a definitive agreement ("Definitive Sale Agreement") for the purchase by C&S of substantially all of the Company's assets and business. Under the Definitive Sale Agreement, C&S, which is Grand Union's principal supplier, will pay $301.8 million in cash upon closing of the transaction, subject to various adjustments, including changes in inventory values. Included in the assets to be acquired are 186 of Grand Union's 196 stores and the Company's distribution center in Montgomery, New York. C&S intends to operate certain of these stores and to assign its right to purchase certain other of these stores to other supermarket operators, including Stop and Shop, Tops, Pathmark, Price Chopper, Shaws and Hannaford. The closing of the transaction is subject to customary closing conditions, including governmental antitrust approval and approval of the United States Bankruptcy Court for the District of New Jersey (the "Court").

     The Definitive Sale Agreement was subject to higher or better bids for Grand Union's assets at the November 16, 2000 auction ("Auction") of the Company's assets pursuant to Section 363 of the Bankruptcy Code. Grand Union had the right to accept a higher or better bid which could have been received at the Auction and terminate the C&S agreement, subject to the payment of a break-up fee and certain expense reimbursement to C&S. The Company determined that, based upon the results of the Auction, it would proceed with the Definitive Sale Agreement. The Company also announced that as a result of the Auction: 1) it entered into a definitive agreement ("Bleecker Street Agreement") to sell the store and building owned in fee by the Company at 124-138 Bleecker Street in New York City to New York University for approximately $24 million and 2) it entered into an agreement to retain the Great American Group ("Great American Agreement") to manage the sale of the inventory at nine stores at which Grand Union is discontinuing operations.

     On November 30, 2000, the Court held a hearing to consider the Definitive Sale Agreement and the conduct of the Auction. The Court found that the Company had met the good faith requirements of Section 363 of the Bankruptcy Code in conducting its sale and Auction and also overruled an objection made by The Great Atlantic & Pacific Tea Company ("A&P"), which had alleged that C&S had unlawfully engaged in collusive bidding for the Company's assets and had violated anti-trust statutes. Additionally the Court approved the Bleecker Street Agreement and the Great American Agreement. The Court has scheduled a hearing for Friday, December 8, 2000 to address landlord and other occupancy issues relating to the Definitive Sale Agreement and to consider objections to the assumption or rejection of other executory contracts to which the Company is a party.

     The Company intends to liquidate all of its remaining assets not covered by the Definitive Sale Agreement, the Bleecker Street Agreement and the Great American Agreement and will enter into additional agreements in order to do so. Based upon the asset sale agreements entered into thus far and expressions of interest received from other parties, Grand Union does not believe that any distribution will be made to its shareholders or warrant holders following the completion of the sale process or pursuant to a chapter 11 reorganization plan.

     On November 22, 2000, Gary M. Philbin resigned from his position as President, Chief Executive Officer and Director of the Company. Mr. Philbin's position on the Board of Directors (the "Board") will not be filled and the size of the Board has been reduced to six.

     Effective November 22, 2000, Jeffrey P. Freimark was elected President and Chief Executive Officer to replace Mr. Philbin. Mr. Freimark will continue to serve as the Company's Chief Financial and Administrative Officer, Treasurer and Director of the Company. In addition, Robert F. Smith was elected to the newly created position of Executive Vice President and Chief Operating Officer. Mr. Smith served as the Company's Corporate Vice President of Merchandising since joining the Company in May 2000.

NOTE 2 - Proceedings Under Chapter 11 Of The Bankruptcy Code

     On October 3, 2000, the Company and its three wholly-owned subsidiaries (collectively with Grand Union, the "Company") each filed a voluntary petition for reorganization under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). The petitions were filed in the Court under case numbers 003-9613 through 003-9616 (the "Chapter 11 Cases"). The Chapter 11 Cases have been procedurally consolidated for administrative purposes and were assigned to Judge Novalyn L. Winfield. The Company and its subsidiaries are currently operating their businesses and managing their properties as debtors-in-possession pursuant to the Bankruptcy Code.

     Subsequent to the commencement of the Chapter 11 Cases, the Company sought and obtained several orders from the Court which were intended to stabilize its business and enable the Company to continue business operations as debtors-in-possession. The most significant of these orders: (i) approved a $60 million debtor-in-possession loan agreement between the Company and Lehman Commercial Paper Inc. ("LCPI"), one of the Company's existing lenders, as agent for itself and any other lenders party thereto (the "2000 DIP Facility"); (ii) approved the Company's interim supply agreement with C&S, and; (iii) authorized payment of certain pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses.

     The 2000 DIP Facility was entered into on October 3, 2000 and was guaranteed by each of the Company's subsidiaries (the "Guarantors"). The 2000 DIP Facility provides the Company with a revolving line of credit for loans and letters of credit in an aggregate amount up to $60 million outstanding at any one time, including a sub-facility of $1.85 million for the issuance of letters of credit. The Company will use amounts borrowed under the 2000 DIP Facility for its ongoing working capital needs and for other general corporate purposes of the Company and the Guarantors. The Company granted a security interest to LCPI and the other lenders party to the 2000 DIP Facility in substantially all of the Company's assets as security for its obligations under the 2000 DIP Facility.

     On October 12, 2000, a statutory committee of unsecured creditors (the "Creditors' Committee") was appointed by the Office of the United States Trustee to represent the interests of the Company's unsecured creditors in the Chapter 11 Cases. The Creditors' Committee has the right to review and object to certain business transactions and may participate in the formulation of the Company's long-term business plan and a plan or plans of reorganization. The Company is required to reimburse certain fees and expenses of the Creditors' Committee, including those for attorneys and other professionals, to the extent allowed by the Court.

NOTE 3 - Basis of Presentation

     The accompanying interim consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, all of which are wholly owned. In the opinion of management, the consolidated financial statements include all adjustments, which consist only of normal recurring items, necessary for a fair presentation of operating results for the interim periods.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the 52 weeks ended April 1, 2000 and the Company's Quarterly Report on Form 10-Q for the 16 weeks ended July 22, 2000. Operating results for the periods presented are not necessarily indicative of results for the full fiscal year.

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

NOTE 4 - Excess Reorganization Value

     The Company periodically reviews the carrying amount of the excess reorganization value. If events or changes in circumstances indicate that the amount of the net assets may not be recoverable, based on information available to the Company at that time, including current and projected cash flows, an appropriate adjustment is charged to operations. As a result of recent developments with the Company (see Notes 1 and 2) during the Fiscal 2001 Second Quarter the Company charged approximately $111.6 million to amortization expense to fully write off the unamortized excess reorganization value, which resulted from its emergence from its 1998 Chapter 11 proceedings.

NOTE 5 - Debt

     The components of the Company's debt are as follows (in thousands):

                                                                  October 14,        April 1,
                                                                      2000             2000
                                                                ----------------------------------
Bank Credit Agreements:
  Term Loans                                                      $           -      $   230,000
  Revolving Credit Facility                                                   -            4,000
  2000 DIP Facility                                                       1,000                -
                                                                ---------------      -----------
                                                                          1,000          234,000
Less: current maturities of long-term debt                                1,000                -
                                                                ---------------      -----------
Long-term debt                                                    $         -        $   234,000
                                                                ===============      ===========


     On August 17, 1998, as a result of the consummation of the 1998 Plan of Reorganization, the Company entered into the Credit Agreement. The Credit Agreement was initially comprised of: (i) a $230 million term loan facility (the "Term Loan") and (ii) a $70 million revolving credit facility (the "Revolving Credit"). The Credit Agreement is secured by substantially all of the assets of Grand Union and its subsidiaries, and is guaranteed by its subsidiaries. The interest rate applicable to the Term Loan and Revolving Credit was initially equal to, at the Company's election, either (i) 2% above the highest of (A) Citibank's prime or base rate, (B) 0.50% over the Federal Funds Rate per annum and (C) 1% above the certificate of deposit rate, or (ii) LIBOR plus 3%, in each case, subject to reduction, based on certain performance criteria. The Term Loan and Revolving Credit were due to mature on August 17, 2003, but have been accelerated due to the Chapter 11 Cases filed on October 3, 2000. The proceeds of the Credit Agreement have been used to refinance the obligations under the 1998 DIP Facility and supplemental term loan claims under the Old Credit Agreement, and for the working capital needs of Grand Union and its subsidiaries, including capital expenditures. Up to $50 million of Revolving Credit was available for the issuance of letters of credit. Such letters of credit have been issued primarily in connection with the Company's self insurance for workers compensation, auto and general liability.

     Effective June 30, 2000, the Company executed the third amendment to the Credit Agreement (the "Third Amendment"), which, among other things, adjusted certain of the financial covenants, adjusted applicable interest rates, permitted the Company to retain a greater portion of the proceeds of asset sales to a specified level and required the retention of professionals to assist in the sale of the Company's assets. Because of certain mandatory prepayments related to asset sales, the amount currently outstanding under the Term Loan is approximately $229 million. For more information concerning the Third Amendment to the Credit Facility, reference is made to Exhibit 10.7 to Grand Union's report on Form 10-K dated June 30, 2000.

     On October 3, 2000, in connection with the filing of the Chapter 11 Cases, the Company entered into the 2000 DIP Facility with LCPI to provide secured debtor-in-possession financing. The 2000 DIP Facility provides for borrowings dependent upon the Company's level of inventory, real estate and claims from certain vendors. The maximum borrowings under the 2000 DIP Facility include a sub-facility of $1.85 million for the issuance of letters of credit. The 2000 DIP Facility grants a security interest in substantially all of the Company's assets. The interest rate applicable to the 2000 DIP Facility is equal to 2% above the greatest of (A) Citibank's prime or base rate, (B) 1% above the certificate of deposit rate and (C) 0.50% over the Federal Funds Rate per annum, in each case, subject to reduction, based on certain performance criteria.

     The 2000 DIP Facility, as amended, contains certain restrictive covenants, which, among other things, limit the Company's capital expenditures and dividends and the ability of the Company to grant liens and incur additional indebtedness. The 2000 DIP Facility will terminate upon the earlier of consummation of a plan of reorganization in the Chapter 11 Cases, April 3, 2001 or the sale of substantially all of the Company's assets.

     As of October 14, 2000, the Company had $1 million of borrowings outstanding under the 2000 DIP Facility and had not utilized any of its availability under the 2000 DIP Facility to issue letters of credit.

NOTE 6 - Amended Employment Agreements

     Effective November 6, 2000 and as authorized by the Compensation Committee of the Board of Directors and approved by the Bankruptcy Court on November 6, 2000, the Company has entered into Amended Employment Agreements ("Amended Employment Agreements") with each of Gary M. Philbin, Jeffrey P. Freimark, Manouchehr Moslemi, and Glenn J. Smith. For more information about the Amended Employment Agreements, reference is made to Exhibits 10.3 - 10.6 hereto.

NOTE 7 - Sale Bonus Agreements

     Effective November 6, 2000 and as authorized by the Compensation Committee of the Board of Directors and approved by the Bankruptcy Court on November 6, 2000, the Company has entered into sale bonus agreements ("Sale Bonus Agreements") with each of its nine (9) executive officers providing for the payment of a sale bonus to each person, under specified conditions, in the event of a sale of the Company. For more information about the Sale Bonus Agreements, reference is made to Exhibits 10.7
- 10.15 hereto.

NOTE 8 - Retention Agreements

     Effective November 6, 2000 and as authorized by the Compensation Committee of the Board of Directors and approved by the Bankruptcy Court on November 6, 2000, the Company has entered into retention agreements ("Retention Agreements") with certain of its key associates, including each of its nine (9) executive officers, providing for the payment of a retention bonus to each person under specified conditions. For more information about the Retention Agreements, reference is made to Exhibits 10.1 and 10.2 hereto.

NOTE 9 - Liabilities Subject to Compromise

     Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 Cases. These amounts represent management's best estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, or other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established as the Chapter 11 Cases proceed.

     As described in Note 2, since October 3, 2000, the Company has been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code and has been subject to the jurisdiction and supervision of the Bankruptcy Court. Liabilities subject to compromise refer to liabilities outstanding prior to the commencement of the Chapter 11 Cases. In the Chapter 11 Cases, substantially all liabilities of the Company as of the date of the filing of the petitions for reorganization will be subject to settlement under a plan of reorganization. The amount of liabilities subject to compromise as shown in the Company's Consolidated Balance Sheet at October 14, 2000, may be subject to adjustment.

     In the consolidated balance sheet of the Company, liabilities subject to compromise consist of:

                                                               October 14,
                                                                   2000
                                                               -----------

     Long-term debt                                            $     263,060
     Accounts payable and accrued liabilities                         66,247
     Postretirement health care and life insurance benefits           47,942
     Restructure                                                      16,139
     General liability                                                15,443
     Obligations under capital leases                                 10,863
     Deferred income                                                  10,286
     Store and warehouse closure costs                                 3,969
     Adverse leases                                                    1,069
                                                               -------------
       Liabilities subject to compromise                       $     435,018
                                                               =============

     The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including prepetition wages, vacation pay, employee benefits and reimbursement of employee business expenses.

NOTE 10 - Restructuring Reserves

     The following table is a summary of the changes in reserves relating to senior management restructuring, staff reductions and store closure costs.

                                                                 Recognition of
                                                                    Severance      Store Closure
                                                                    Benefits           Costs               Total
                                                                ---------------   ---------------     --------------
Restructuring reserves at April 1, 2000                         $       5,529      $      15,430      $      20,959
Severance costs                                                         1,712                  -              1,712
Capital lease                                                               -                731                731
Cash expenditures                                                      (3,147)              (945)            (4,092)
                                                                -------------     --------------      -------------
   Sub-total                                                    $       4,094      $      15,216      $      19,310
Less: amounts subject to compromise                                    (2,902)           (15,216)           (18,118)
                                                                -------------     --------------      -------------
Restructuring reserves at October 14, 2000                      $       1,192      $           -      $       1,192
                                                                =============     ==============      =============

     Severance costs consist of obligations to employees who were terminated or were notified of termination under The Grand Union Company Severance Plan for Exempt Personnel and The Grand Union Company Discretionary Severance Plan for Non-Union Associates, both of which were adopted by the Board of Directors on April 14, 1998 and have been amended effective October 2, 2000. The restructuring reserves also include amounts to be paid under separation agreements for two former senior executives.

     Store closure costs relate to the cost of closing 19 stores. During the 12 weeks ended April 1, 2000 (the "Fiscal 2000 Fourth Quarter"), the Company made a decision to close twelve poorly performing stores and not to renew an agreement with the Penn Traffic Company for the continued leasing of seven other stores that had operated under the Grand Union name for the previous ten years. During the Fiscal 2001 Second Quarter, an adjustment to the store closure costs was recorded for the write-off of capital leases relating to a closed store in North Clarendon, Vermont.

NOTE 11 - Impairment Losses

     The Company performed an evaluation of its assets for impairment considering the present value of estimated net future operating cash flows. This review resulted in the Company recording an impairment loss of $18.0 million during the Fiscal 2001 Second Quarter, which was recorded through depreciation and amortization in order to write down certain impaired store assets.

NOTE 12 - Unusual Items

     The Company recorded a charge to operations in the 16 weeks ended July 22, 2000 of $491,000 in connection with legal and advisory fees associated with the Third Amendment.

     During the Fiscal 2001 Second Quarter, the Company announced and implemented a reduction-in-force of approximately 170 positions primarily at its Wayne, New Jersey corporate headquarters and an administrative office in Clifton Park, New York. This reduction-in-force was estimated to result in annualized savings of between $8 million - $12 million and the Company experienced certain one-time charges in connection with the termination of employees effected by the reduction-in-force. Accordingly, a charge of approximately $2.1 million was recorded as an unusual item.

     Additionally, during the Fiscal 2001 Second Quarter the Company incurred one-time charges of $2.4 million for legal and advisory fees associated with the Third Amendment and Chapter 11 Cases.

NOTE 13 - Income Taxes

     Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company recorded no income tax benefit during the Fiscal 2001 Second Quarter and the Fiscal 2001 Year to Date. A tax benefit that would have been recorded due to the potential use of operating loss carryforwards was fully offset by a valuation allowance during the Fiscal 2001 Second Quarter and Fiscal 2001 Year to Date periods. The Company recorded Federal and State provisions of $2.6 million during the Fiscal 2000 Second Quarter and a $4.3 million net income tax provision for the Fiscal 2000 Year to Date.

NOTE 14 - Net Loss Per Share

     The net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share." This statement requires that entities present, on the face of the income statement for all periods reflected, basic and diluted per share amounts. Basic earnings per share is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding for the period adjusted for dilutive potential common shares. There were 29,992,098 and 29,994,356 weighted average shares outstanding for both basic and diluted earnings per share for the 12 weeks ended October 14, 2000 and October 16, 1999, respectively, and 29,992,098 and 29,997,581 weighted average shares outstanding for both basic and diluted earnings per share for the 28 weeks ended October 14, 2000 and October 16, 1999, respectively. All potential common shares were excluded from the computation of the Company's diluted earnings per share because the effect would have been anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     On October 3, 2000, the Company and its three subsidiaries each filed a petition for reorganization under chapter 11 of title 11 of the Bankruptcy Code (the "Chapter 11 Cases"). The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Company and its subsidiaries are currently operating their business and managing their properties as debtors-in-possession pursuant to the Bankruptcy Code.

Results of Operations

     The following table sets forth certain statements of operations and other data (all dollars in millions).

                                                                     12 weeks ended                        28 weeks ended
                                                          ------------------------------------- -----------------------------------
                                                            October 14,         October 16,        October 14,        October 16,
                                                                2000               1999               2000                1999
                                                          -----------------  ------------------ -----------------------------------
Sales                                                        $   453.9          $   512.3          $ 1,111.9           $ 1,199.6
Gross profit                                                     126.8              156.1              309.7               359.8
Operating and administrative expenses                            117.3              127.6              284.4               301.4
Depreciation and amortization                                     29.4               12.9               40.8                29.1
Amortization of excess reorganization value                      142.0               30.4              182.6                71.0
Unusual items                                                      4.5                -                  4.9                 -
Interest expense, net                                             12.4                9.9               27.5                22.6
(Loss) before income taxes and cumulative effect
   of accounting change                                         (178.8)             (24.7)            (230.5)              (64.3)
Income tax provision                                               -                  2.6                -                   4.3
Net (loss) before cumulative effect of accounting
change                                                          (178.8)             (27.3)            (230.5)              (68.6)
Cumulative effect of accounting change, net                        -                  -                  -                   3.5
Net (loss) applicable to common stock                           (178.8)             (27.3)            (230.5)              (72.1)

Sales percentage (decrease)                                      (11.4%)             (1.4%)             (7.3%)              (1.0%)
Gross profit as a percentage of sales                             27.9%              30.5%              27.9%               30.0%
Operating and administrative expenses as a percentage
   of sales                                                       25.8%              24.9%              25.6%               25.1%

     Sales for the 12 weeks ended October 14, 2000 (the "Fiscal 2001 Second Quarter") decreased $58.4 million, or 11.4%, compared to the 12 week period ended October 16, 1999 (the "Fiscal 2000 Second Quarter"). Same store sales, including replacement stores, decreased 6.27% during the Fiscal 2001 Second Quarter as compared to the Fiscal 2000 Second Quarter. This decrease in same store sales is primarily due to intensely competitive markets and the effects of liquidity constraints leading up to the filing of the Chapter 11 Cases. During the Fiscal 2001 Second Quarter, the Company closed four stores. During the Fiscal 2000 Second Quarter, the Company opened one new store and closed four stores. Sales for the 28 weeks ended October 14, 2000 (the "Fiscal 2001 Year to Date") decreased $87.7 million, or 7.3%, compared to the 28 week period ended October 16, 1999 (the "Fiscal 2000 Year to Date"). Comparable store sales for the Fiscal 2001 Year to Date, decreased approximately 4.18%. During the Fiscal 2001 Year to Date, the Company opened two new and three replacement stores and closed twenty-five stores.

     Gross profit, as a percentage of sales, decreased to 27.9% for the Fiscal 2001 Second Quarter from 30.5% for the Fiscal 2000 Second Quarter. This is the result of decreased advertising and promotional income and the continued competitive marketplace in which the Company operates. Gross profit, as a percentage of sales, decreased to 27.9% for the Fiscal 2001 Year to Date from 30.0% for the Fiscal 2000 Year to Date.

     Operating and administrative expenses, as a percentage of sales, increased to 25.8% from 24.9% for the Fiscal 2001 Second Quarter as compared to the Fiscal 2000 Second Quarter. This increase in the operating and administrative expenses was mainly attributed to store labor and fringe benefits costs and occupancy expenses, as well as a reduction in sales. Where possible, the Company has identified and implemented actions designed to reduce expenses in all areas of the business without affecting customer service. In this regard, on August 14, 2000, the Company implemented the reduction of 170 administrative positions. In addition, the Fiscal 2001 Second Quarter operating and administrative expenses include a $6.0 million net gain on the sale of the Company's Little Neck, NY and Glenbrook, CT properties. Additionally, the Company received a partial payment of $1.9 million from its insurance carrier in connection with an alleged embezzlement by a former corporate vice president. Operating and administrative expenses, as a percentage of sales, increased to 25.6% from 25.1% for the Fiscal 2001 Year to Date as compared to the Fiscal 2000 Year to Date.

     Depreciation and amortization increased in the Fiscal 2001 Second Quarter to $29.4 million compared to $12.9 million in the Fiscal 2000 Second Quarter and has increased $11.7 million for the Fiscal 2001 Year to Date compared to the Fiscal 2000 Year to Date. This increase is due primarily to impairment losses of $18.0 million recorded during the Fiscal 2001 Second Quarter, partially offset by assets which have been fully depreciated.

     Amortization of excess reorganization value increased in the Fiscal 2001 Second Quarter to $142.0 million compared to $30.4 million in the Fiscal 2000 Second Quarter and has increased $111.6 million for the Fiscal 2001 Year to Date compared to the Fiscal 2000 Year to Date. The Company periodically reviews the carrying amount of the excess reorganization value. If events or changes in circumstances indicate that the amount of the net assets may not be recoverable, based on information available to the Company at that time, including current and projected cash flows, an appropriate adjustment is charged to operations. As a result of recent developments with the Company (see Notes 1 and 2), during the Fiscal 2001 Second Quarter the Company charged approximately $111.6 million to amortization expense to write off the unamortized excess reorganization value, which resulted from its emergence from its 1998 Chapter 11 proceedings.

     The Company has incurred $4.5 million and $4.9 million in reorganization items for the Fiscal 2001 Second Quarter and the Fiscal 2001 Year to Date periods, respectively, consisting of $2.4 million of professional fees associated with the Chapter 11 Cases and the Third Amendment and $2.1 million of one-time charges recorded in connection with the August 14, 2000 reduction-in-force.

     Interest expense increased to $12.4 million for the Fiscal 2001 Second Quarter from $9.9 million for the Fiscal 2000 Second Quarter. For the Fiscal 2001 Year to Date, interest expense increased to $27.5 million from $22.6 million for the Fiscal 2000 Year to Date. This increase is primarily due to increased borrowings under the Credit Facility.

     Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company recorded no income tax benefit during the Fiscal 2001 Second Quarter and the Fiscal 2001 Year to Date. A tax benefit that would have been recorded due to the potential use of operating loss carryforwards was fully offset by a valuation allowance during the Fiscal 2001 Second Quarter and Fiscal 2001 Year to Date periods. The Company recorded Federal and State provisions of $2.6 million during the Fiscal 2000 Second Quarter and a $4.3 million net income tax provision for the Fiscal 2000 Year to Date.

Liquidity and Capital Resources

     On August 17, 1998 and in connection with the consummation of the 1998 Plan of Reorganization, the Company entered into the Credit Agreement. The Credit Agreement is comprised of: (i) a $230 million Term Loan and (ii) a $70 million Revolving Credit Facility. The Term Loan and Revolving Credit Facility were to mature on August 17, 2003, but have been accelerated due to the Chapter 11 Cases filed on October 3, 2000. The proceeds of the Credit Agreement were used to refinance the obligations under the debtor-in-possession credit agreement (the "1998 DIP Facility") and supplemental term loan claims under the credit agreement that were in existence before the 1998 Chapter 11 case and for working capital and capital expenditures. Up to $50 million of the Revolving Credit Facility was available for the issuance of letters of credit. As of October 14, 2000, the Company had net borrowings of $34.2 million and an aggregate of $35.5 million of letters of credit issued and outstanding under the Revolving Credit Facility. The fair value of the long-term debt is based on the quoted market prices. At October 14, 2000 and April 1, 2000, the approximate fair value of the long-term debt was $145.2 million and $198.9 million, respectively. The filing of the Chapter 11 Cases by the Company constitutes an automatic default under the Credit Agreement.

     Cash interest payments totaled approximately $27.0 million for the Fiscal 2001 Year to Date and are expected to be approximately $48 million for the fiscal year ending March 31, 2001 ("Fiscal 2001"). Capital expenditures totaled $32.2 million for the Fiscal 2001 Year to Date and are expected to be approximately $35 million for Fiscal 2001.

     On October 3, 2000, in connection with the filing of the Chapter 11 Cases, the Company entered into the 2000 DIP Facility with LCPI to provide secured debtor-in-possession financing. The 2000 DIP Facility provides for borrowings dependent upon the Company's level of inventory, real estate and claims from certain vendors. The maximum borrowings under the 2000 DIP Facility include a sub-facility of $1.85 million for the issuance of letters of credit. The 2000 DIP Facility grants a security interest in substantially all of the Company's assets. All obligations under the 2000 DIP Facility will be afforded "super-priority" administrative expense status in the Chapter 11 Cases. The interest rate applicable to the 2000 DIP Facility is equal to 2% above the greatest of (A) Citibank's prime or base rate, (B) 1% above the certificate of deposit rate and (C) 0.50% over the Federal Funds Rate per annum, in each case, subject to reduction, based on certain performance criteria.

     The 2000 DIP Facility, as amended, contains certain restrictive covenants, which, among other things, limit the Company's capital expenditures and dividends and the ability of the Company to grant liens and incur additional indebtedness.

     The 2000 DIP Facility will terminate upon the earlier of consummation of a plan of reorganization in the Chapter 11 Cases, April 3, 2001 or the sale of substantially all of the Company's assets.

     As of October 14, 2000, the Company had $1 million of borrowings outstanding under the 2000 DIP Facility and had not utilized any of its availability under the 2000 DIP Facility to issue letters of credit.

Impact of New Accounting Standards

     The FASB Emerging Issues Task Force (the "EITF"), issued a new accounting pronouncement EITF Issue Number 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"), which addresses the recognition, measurement and income statement classification for certain sales incentives offered by companies in the form of discounts, coupons or rebates. The implementation of this new accounting pronouncement may require the Company to make certain reclassifications between sales and cost of sales in the Company's Consolidated Statement of Operations. The Company will implement EITF 00-14 in the fourth quarter of the Company's current fiscal year. In accordance with such implementation, the Company will also reclassify certain prior period financial statement amounts for comparability purposes.

     The Company is currently reviewing this pronouncement and has not yet determined the impact on sales, cost of sales and same store sales results. However, the Company believes that the implementation of EITF 00-14 will not have an effect on the Company's reported EBITDA or net income (loss).

Special Note Concerning Forward-Looking Statements

     Except for historical information, some matters discussed herein may be considered "forward-looking statements" within the meaning of federal securities law. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the successful consummation of the Definitive Sale Agreement with C&S, the competitive environment in which the Company operates, the ability of the Company to maintain and improve its gross sales and margins, the liquidity of the Company on a cash flow basis, adverse effects resulting from the commencement and prosecution of the Chapter 11 Cases, regional weather conditions, and the general economic conditions in the geographic areas in which the Company operates. For additional information about the Company and its operating and financial condition, please see the Company's most recent Annual Report on Form 10-K for the year ended April 1, 2000 and the Company's Quarterly Report on Form 10-Q for the 16 weeks ended July 22, 2000 as filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Quantitative and Qualitative Disclosures about Market Risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company due to adverse changes in financial rates. The Company is exposed to market risk in the area of interest rates. This exposure is directly related to its Term Loan and Revolving Credit borrowings under the Credit Agreement due to their variable interest rate pricing. Other than the filing of the Chapter 11 Cases and events leading up to and relating to such Chapter 11 Cases, there have been no material changes regarding the Company's market risk position from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K filed with the SEC on June 30, 2000.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

     Exhibit Number

           10.1 Retention Bonus Agreement (effective and dated as of November 6, 2000) between Grand Union and Gary M. Philbin, Jeffrey P. Freimark, Manouchehr Moslemi, and Glenn J. Smith.

           10.2 Retention Bonus Agreement (effective and dated as of November 6, 2000) between Grand Union and Timothy J. Carnahan, Gary B. Duncan, James Santamarina, Richard D. Skelly, and Robert F. Smith.

           10.3 Amended Employment Agreement (effective and dated as of November 6, 2000) between Grand Union and Gary M. Philbin.

           10.4 Amended Employment Agreement (effective and dated as of November 6, 2000) between Grand Union and Jeffrey P. Freimark.

           10.5 Amended Employment Agreement (effective and dated as of November 6, 2000) between Grand Union and Manouchehr Moslemi.

           10.6 Amended Employment Agreement (effective and dated as of November 6, 2000) between Grand Union and Glenn J. Smith.

           10.7 Sale Bonus Agreement (effective and dated as of November 6, 2000) between Grand Union and Gary M. Philbin.

           10.8 Sale Bonus Agreement (effective and dated as of November 6, 2000) between Grand Union and Jeffrey P. Freimark.

           10.9 Sale Bonus Agreement (effective and dated as of November 6, 2000) between Grand Union and Manouchehr Moslemi.

           10.10 Sale Bonus Agreement (effective and dated as of November 6, 2000) between Grand Union and Glenn J. Smith.

           10.11 Sale Bonus Agreement (effective and dated as of November 6, 2000) between Grand Union and Timothy J. Carnahan.

           10.12 Sale Bonus Agreement (effective and dated as of November 6, 2000) between Grand Union and Gary B. Duncan.

           10.13 Sale Bonus Agreement (effective and dated as of November 6, 2000) between Grand Union and James Santamarina.

           10.14 Sale Bonus Agreement (effective and dated as of November 6, 2000) between Grand Union and Richard D. Skelly.

           10.15 Sale Bonus Agreement (effective and dated as of November 6, 2000) between Grand Union and Robert F. Smith.

           10.16 Revolving Credit and Guarantee Agreement, dated as of October 3, 2000, by and among the Company, the several lenders from time to time parties thereto, Lehman Brothers Inc., as advisor and arranger and Lehman Commercial Paper Inc., as administrative agent.

           10.17 First Amendment to the Revolving Credit and Guarantee Agreement dated as of October 5, 2000.

           10.18 Second Amendment to the Revolving Credit and Guarantee Agreement dated as of October 27, 2000.

           10.19 Asset Sale Agreement, dated November 12, 2000, by and among The Grand Union Company, C&S

                      Wholesale Grocers, Inc. and GU Markets LLC, incorporated by reference to Exhibit 99.1 to Grand Union's Form 8-K filed November 13, 2000.

           10.20 Interim Supply Agreement between The Grand Union Company and C&S Wholesale Grocers, Inc., dated as of October 3, 2000.

           27.1       Financial Data Schedule

(b)      Reports on Form 8-K

         1. Relating to the filing of a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code - as filed on October 5, 2000.

         2. Relating to the Company entering into a letter of intent with C&S Wholesale Grocers, Inc., which provides for the purchase by C&S of substantially all of the Company's assets and business for a purchase price in excess of $300 million - as filed on November 1, 2000.

         3. Relating to the Company entering into a definitive asset sale agreement with C&S Wholesale Grocers, Inc., which provides for the purchase by C&S of substantially all of the Company's assets and business for a purchase price of $301.8 million - as filed November 13, 2000.

         4. Relating to management changes and the results of the Company's auction pursuant to Section 363 of the Bankruptcy Code - as filed November 28, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE GRAND UNION COMPANY
                                   -----------------------
                                         (Registrant)


                                   /s/ Jeffrey P. Freimark
                                   -----------------------
                                   Jeffrey P. Freimark,
                                   President and Chief Executive Officer,
                                   Chief Financial and Administrative Officer
                                     and Treasurer

Date:  December 4, 2000